Form 10QSB
period 2003-09-30
TWIN VENTURES LTD
filed 2003-10-27
CIK 1230795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-

                               TWIN VENTURES LTD.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               87-0700927
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            6418 NE Agate Beach Lane
                    Bainbridge Island, Washington 98110-1000
                    (Address of Principal Executive Offices)

                                 (206) 842-2026
                           (Issuer's telephone number)


                                       N/A
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 24, 2003: 27,257,000 shares of common stock outstanding, $0.001 par value.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (November 6, 2002) and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                               TWIN VENTURES LTD.
                         (an exploration stage company)

                              FINANCIAL STATEMENTS

                            As Of September 30, 2003





BALANCE SHEET                                                   1

STATEMENT OF OPERATIONS                                         2

STATEMENT OF STOCKHOLDERS' EQUITY                               3

STATEMENT OF CASH FLOWS                                         4

FINANCIAL STATEMENT FOOTNOTES                                   5


                               TWIN VENTURES LTD.
                         (an exploration stage company)
                                  BALANCE SHEET
                          As of September 30, 2003 and
                                December 31, 2002

                                     ASSETS
                                     ------


CURRENT ASSETS                                                                   9/30/2003       12/31/2002
--------------                                                                --------------- ---------------
            Cash                                                                        $ 99            $ 80
                                                                              --------------- ---------------

                        Total Current Assets                                              99              80
                                                                              --------------- ---------------

                        TOTAL ASSETS                                                    $ 99            $ 80
                                                                              =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

            Accounts payable                                                         $ 1,800           $ 500
            Accrued expenses & short term contract payable                             1,825          12,500
                                                                              --------------- ---------------

                        Total Current Liabilities                                      3,625          13,000

LONG-TERM LIABILITIES
---------------------

            Contract payable - the "Ritz Claim"                                       15,000          17,500
                                                                              --------------- ---------------

            TOTAL LIABILITIES                                                         18,625          30,500
                                                                              --------------- ---------------

STOCKHOLDERS' EQUITY
--------------------

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 27,200,000 and 27,257,000, respectively                        2,726           2,720
            Additional paid in capital                                               129,524         115,280
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                                     -               -
            Stock subscription receivable                                                  -          (2,500)
            Accumulated defecit during exploration stage                            (150,776)              -
                                                                              --------------- ---------------

                        Total Stockholders' Equity                                   (18,526)        115,500
                                                                              --------------- ---------------

                        TOTAL LIABILITIES AND EQUITY                                    $ 99        $146,000
                                                                              =============== ===============



   The accompanying notes are an integral part of these financial statements.


                               TWIN VENTURES LTD.
                         (an exploration stage company)
                             STATEMENT OF OPERATIONS
                For the nine months ending September 30, 2003 and
          from inception (November 6, 2002) through September 30, 2003


                                                                                  FROM
                                                                   9/30/2003    INCEPTION
                                                           ------------------------------
REVENUE                                                               $ -            $ -
-------

COST OF SERVICES                                                        -              -
----------------
                                                           ------------------------------

GROSS PROFIT OR (LOSS)                                                  -              -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                 4,856        117,276
-----------------------------------

GENERAL EXPLORATION                                                     -         33,500
-------------------
                                                           ------------------------------

OPERATING INCOME                                                   (4,856)      (150,776)
----------------
                                                           ------------------------------

ACCUMMULATED DEFICIT                                             $ (4,856)    $ (150,776)
--------------------
                                                           ==============================


Earnings (loss) per share, basic and diluted                         $ (0)
--------------------------------------------

Waighted average number of common shares                       27,242,750
----------------------------------------



   The accompanying notes are an integral part of these financial statements.


                               TWIN VENTURES LTD.
                         (an exploration stage company)
                             STATEMENT OF OPERATIONS
                 For the three months ending September 30, 2003




                                                      9/30/2003
                                                    ---------------

REVENUE                                                        $ -
-------

COST OF SERVICES                                                 -
----------------
                                                    ---------------

GROSS PROFIT OR (LOSS)                                           -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                          2,042
-----------------------------------

GENERAL EXPLORATION                                              -
-------------------
                                                    ---------------

OPERATING INCOME                                            (2,042)
----------------
                                                    ---------------

ACCUMMULATED DEFICIT                                      $ (2,042)
--------------------
                                                    ===============


   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                           As of December 31, 2002 and
                               September 30, 2003




                                                                            ADDITIONAL
                                                  COMMON         PAR         PAID IN          ACCUM.         TOTAL
                                                  STOCK         VALUE        CAPITAL         DEFICIT         EQUITY
                                              --------------------------------------------------------------------------
Incorporation, October 6, 2002                             -          $ -            $ -             $ -            $ -

Common stock subscribed for cash                   3,200,000          320         15,680                         16,000
    during December 2002 at $0.005
    per share on private placement

Stock subscription receivable                                                                                    (2,500)
    on December 2002 private
    placement

Stock issued for services                         24,000,000        2,400         99,600                        102,000
    for the fair value of the
    services to be provided
    at a per share price of $0.003

Net income (loss)                                                                               (145,920)      (145,920)
                                              --------------------------------------------------------------------------

Balance, December 31, 2002                        27,200,000      $ 2,720       $115,280      $ (145,920)     $ (30,420)

Common stock issued for cash                          57,000            6         14,244                         14,250
    during March 2003 at $0.25
    per share on private placement

Stock subscription received                                                                                       2,500

Net income (loss)                                                                                 (4,856)        (4,856)
                                              --------------------------------------------------------------------------

Balance, September 30, 2003                       27,257,000      $ 2,726       $129,524      $ (150,776)     $ (18,526)
                                              ==========================================================================




   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS
                For the nine months ending September 30, 2003 and
          from inception (November 6, 2002) through September 30, 2003


                                                                                             FROM
CASH FLOWS FROM OPERATING ACTIVITIES                                       9/30/2003      INCEPTION
------------------------------------
                                                                         ------------------------------
            Net income (loss)                                                  $ (4,856)    $ (150,776)
                                                                         ------------------------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                            744            744
            Compensation in the form of stock                                         -        102,000
            Mineral rights expensed                                               2,500         16,000
            Increase (Decrease) in accounts payable                               1,300          1,800
            Increase (Decrease) in accrued expenses                             (10,675)         1,825
            Increase (Decrease) in contract payable                              (2,500)        15,000
                                                                         ------------------------------

                        Total adjustments to net income                          (8,631)       137,369
                                                                         ------------------------------

            Net cash provided by (used in) operating activities                 (13,487)       (13,407)
                                                                         ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

            Cash paid for web site design                                          (744)          (744)
            Cash paid for mineral rights                                         (2,500)       (16,000)
                                                                         ------------------------------

            Net cash flows provided by (used in) investing activities            (3,244)       (16,744)
                                                                         ------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from stock issuance                                         16,750         30,250
                                                                         ------------------------------

            Net cash provided by (used in) financing activities                  16,750         30,250
                                                                         ------------------------------

CASH RECONCILIATION

            Net increase (decrease) in cash                                          19             99
            Cash - beginning balance                                                 80              -
                                                                         ------------------------------

CASH BALANCE END OF PERIOD                                                         $ 99           $ 99
                                                                         ==============================



   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION
            ----------------------------------------

Twin Ventures Ltd. (the Company), a exploration stage company, was incorporated on November 6, 2002 in the State of Delaware and is headquartered in Bainridge Island, Washington. The Company is an exploration stage mining and mineral company. On November 21, 2002 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production. The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration stage. For purposes of recording the Company's mineral claims in Canada, the Company acquired New Heights Capital Corporation (a Canadian corporation) and transferred the claims listed in the following paragraph into the subsidiary in exchange for 100% of the subsidiary's outstanding stock.

On November 21, 2002, the Company acquired mineral claims (the "Ritz Claims") located in the Lillooet Lake Region of Southwest British Columbia, Canada. The property consists twenty unpatented two post mineral claims and one unpatented four post mineral claim representing forty units that have been staked and recorded in the Lillooet mining division. The Company has not commenced economic production and is therefore still considered to be in the exploration stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception to March 31, 2003. The Company has not realized economic production from its mineral properties as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Revenue and Cost Recognition
----------------------------

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses
--------------------------------------------------------------------

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Mineral  Properties  and  Mining  Equipment
-------------------------------------------

Mineral properties and mining equipment include land and mining equipment carried at cost. Mining equipment including mill facilities is depreciated using the straight-line method over estimated useful lives of 5 to 15 years, or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment not in service is not depreciated.

During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has obtained samples, and an independent engineer has deemed the properties may contain platinum group metals, management has chosen to follow the more conservative method of accounting by expending all mineral costs, for which there is no feasibility study.

Land  Options
-------------

As noted above, since the Company interprets generally accepted accounting policies to permit capitalization of acquisition costs including leases and land options only after persuasive engineering evidence has been obtained to support recoverability of these costs, these costs will be expensed.

Non-mining Property and Equipment
---------------------------------

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Reclamation and Environmental Costs
-----------------------------------

Reclamation costs and related accruals are based on the Company's interpretation of environmental and regulatory requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Reclamation, site restoration, and closure costs for each producing mine are accrued over the life of the mine using the units-of-production method. Ongoing reclamation activities are expensed in the period incurred.

Income  Taxes
-------------

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Inventory
---------

Inventory is stated at net realizable value.

Stock  Based  Compensation
--------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk
---------------------------------------------

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions
---------------------------------------------

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share
--------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

Leases
------

The Company accounts for leases in accordance with Generally Accepted Accounting Principles which require operating leases to be expensed and capital leases to be capitalized and amortized over the lease term. Leased mining properties under capital leases are expensed until such time that an engineering study has been completed showing proven mining reserves.

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES
            ---------------------------------

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company has ownership of the "Ritz Claims" which was purchased from a director of the Company. The purchase requires services to the Company from the Director per the purchase agreement dated November 21, 2002. See Footnote #5 for a description of this Project.

The Company has an informal month-to-month operating lease for office space with the Company's President in the amount of $200 per month. The lease covers the use of phone, space, office equipment and furniture.

The Company has stock-based compensation agreements with an officer and 2 directors of the Company as disclosed in Footnote No. 7.

NOTE  4  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT
            -------------------------------------------

The Company's net investment in mineral properties and mining equipment includes the "Ritz Claim" as described in footnote #1. All costs related to the claim have been expended in accordance with Generally Accepted Accounting Principles for the industry.

NOTE  5 -  INCOME  TAXES
           -------------

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used by the year 2022. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE 6 - LONG-TERM DEBT
         --------------

On November 21, 2002, the Company entered into an agreement with Mr. Garth Barton for the purchase of mining property, the "Ritz Claim", located in the Lillooet Lake Region of Southwest British Columbia, Canada. The "Ritz Claim" is title to forty (40) mineral claim units that are unpatented. The total purchase price of the claim is $33,500 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. The property is subject to a royalty agreement.

The contract payment schedule calls for $13,500 to be paid upon delivery of a summary geological report and transfer of property title. The $13,500 was paid per the contract. On February 28, 2003 a payment of $2,500 was made per contract schedule. Twelve months from the date of title registration, $2,500 becomes due with another $2,500 due twenty four months from such date. No later than thirty six months from the date of signature on the contract, the balance of payment is due for a total purchase price of $33,500.

NOTE  7 -  SHAREHOLDERS'  EQUITY
           ---------------------

Preferred Stock
---------------

The Company has authorized ten million (10,000,000) shares of preferred stock with a par value of $.0001, none of which have been issued.

Common Stock
------------

The Company has authorized fifty million (50,000,000) shares of common stock with a par value of $.0001.

Sale Restrictions on Common Stock
---------------------------------

As of March 31, 2003, a total of 27,257,000 shares of common stock are outstanding. Sales of these shares of stock are restricted under Rule 144 of the Securities Act of 1933. Our common stock will be available for resale to the public after November 2003 with respect to 20,000,000 of these shares owned by David Deering and with respect to 2,000,000 of these shares owned by Brian Bisset and with respect to 2,000,000 of these shares owned by Andrew Norins, after December 2004 with respect to 3,200,000 of these shares and after March 2004 with respect to 57,000 of these shares, in accordance with the volume and trading limitations of Rule 144 of the Act.

Common Stock Subscribed and Issued for Cash
-------------------------------------------

During December, 2002, the Company undertook an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $16,000 in the issuance of 3,200,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933. A receivable for stock subscribed was recorded in the equity section of the financial statements at December 31, 2002 for cash amounts that had not yet been received by the Company. During the first quarter of 2003 the cash outstanding from stock subscribed was received and the stock subscribed was converted by memo to common stock and the stock certificates issued.

During March 2003, the Company undertook a Regulation D Rule 506 private placement offering to raise $14,250 for the issuance of 57,000 shares of common stock for the purpose of mineral exploration. The Company's management considers this offering to be exempt under the Securities Act of 1933.

Common Stock Recorded as Deferred Compensation
----------------------------------------------

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144. Compliance with Rule 144 is discussed in the following paragraph.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, would equal approximately 280,380 shares as of the date of this prospectus; or

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

The Company records stock issued for services and future services at the fair value of the stock issued, if known, or the fair value of the services if the fair value of the stock is not determined and no value is contemplated in the contract. The stock is recorded as issued in the equity section of the financial statements when a contract for services is entered into for stock compensation.

On November 8, 2002, the Company entered into a service agreement with Mr. David Deering, the President of the Company, for a 12 month term which is renewable by both parties after the twelve month term. The agreement called for the issuance of twenty million (20,000,000) common shares of stock for the value of such services, $85,000. The value of the shares was established by the fair value of the services to be provided as a fair trading value of the stock had not been established. The number of shares issued was based on the price the shares were sold in the Company's first private placement with a 15% discount since such shares were restricted in accordance with Rule 144 of the Securities Act of 1933. Due to the uncertainty of the Company's ability to continue as a going concern, the amounts were recorded as an expense when the shares were issued.

On November 8, 2002, the Company entered into a service agreement with Mr. Brian Bisset, a Director of the Company, for a 12 month term which is renewable by both parties after the twelve month term. The agreement called for the issuance of two million (2,000,000) common shares of stock for the value of such services, $8,500. The value of the shares was established by the fair value of the services to be provided as a fair trading value of the stock had not been established. The number of shares issued was based on the price the shares were sold in the Company's first private placement with a 15% discount since such shares were restricted in accordance with Rule 144 of the Securities Act of 1933. Due to the uncertainty of the Company's ability to continue as a going concern, the amounts were recorded as an expense when the shares were issued.

On November 8, 2002, the Company entered into a service agreement with Mr. Andrew Norins, a Director of the Company, for a 12 month term which is renewable by both parties after the twelve month term. The agreement called for the issuance of two million (2,000,000) common shares of stock for the value of such services, $8,500. The number of shares issued was based on the price the shares were sold in the Company's first private placement with a 15% discount since such shares were restricted in accordance with Rule 144 of the Securities Act of 1933. Due to the uncertainty of the Company's ability to continue as a going concern, the amounts were recorded as an expense when the shares were issued.

The value of the shares was established by the fair value of the services to be provided as a fair trading value of the stock had not been established.

NOTE 8 - ACQUISITIONS
         ------------

On November 21, 2002, the Company entered into an agreement with Mr. Garth Barton for the purchase of mining property, the "Ritz Claim", located in the Lillooet Lake Region of Southwest British Columbia, Canada. The "Ritz Claim" is title to forty (40) mineral claim units that are unpatented. The total purchase price of the claim is $33,500 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. Failure to pay the advance royalties will cause a reversion of the property within 10 days of such failure. The property is subject to a 2 1/2% Net Smelter Royalty (NSR) and a 7 1/2% Gross Rock Royalty
(GRR). 1 1/2% of the NSR can be acquired for $1.0 million within 12 months from the commencement of commercial production. Mr. Barton is required to keep the claims in good standing for at least 18 months from the date of the agreement. In addition, Mr. Barton will provide geological consulting services for the claims and will maintain the claims in good standing for a period of 36 months with fees advanced by the Company prior to the anniversary dates from signature of the agreement. Said fees are to be deducted from the total cost.

On April 22, 2003, the Company acquired the outstanding common share (one common share) of New Heights Capital Corporation, an inactive Canadian corporation, for the purpose of recording the Company's Canadian "Ritz Claim" in a Canadian corporation as required. The "Ritz Claim" was transferred to the subsidiary in exchange for the subsidiary's outstanding common share of stock. New Heights Capital Corporation is a wholly owned Canadian subsidiary of the Company.

NOTE  9 -  COMMITMENTS  AND  CONTINGENCIES
           -------------------------------

The Company's "Ritz Claims" will revert back to the seller within no less than a 10 day period if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the contract.

Management is not aware of any contingent matters that could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NOTE  10 -  LITIGATION, CLAIMS AND ASSESSMENTS
            ----------------------------------

From time to time in the normal course of business the Company will be involved in litigation. The Company's management has determined any asserted or unasserted claims to be immaterial to the financial statements.


NOTE  11 - GOING CONCERN
           -------------

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Lack an Operating History and Have Losses Which We Expect to Continue into The Future.

We were incorporated in November 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $146,600. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     -    our ability to locate a profitable mineral property
     -    our ability to generate revenues
     - our ability to raise the capital necessary to continue exploration of the property.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

The company intends to generate additional capital from the public markets to increase its ability to locate profitable mineral property and generate revenues. In the past, the Company has been successful with raising minimum cash flows through private placement. The Company may also consider public or private debt transactions and/or further private placement, but has no such actions in place at this time.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have experienced losses from inception. Our financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.


The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview
--------

Since our inception, our operations have been devoted primarily to identifying, purchasing and completing the initial exploration work on a mineral property. We intend to grow through exploration and of the Lillooet Lake property and the identification and acquisition of other properties with mineral exploration.

This property does not have any known reserves and our proposed program is exploratory in nature. Because of uncertainties surrounding our exploration, we anticipate incurring exploration stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property. The property is without any known reserves and the proposed program is exploratory in nature and therefore further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Reserves are measurable zones of minerals over a certain area and mineral deposits are reserves that can be economically exploited.

Exploration stage expenses from inception through September 30, 2003 were $33,500 general exploration costs related to the mineral rights of the exploration property and $117,276 of general and administrative costs related mainly to stock compensation for services of $102,000, bank charges, accounting charges of $2,500, legal charges of $7,500 and office/web site costs for a total expense of $150,776 as captioned in the financial statement's statement of operations. Included in the exploration expense was $16,000 of cash paid on the initial payment for the property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Plan of Operation
-----------------

We have completed phase one of a four step plan to evaluate our initial minerals prospect for exploration. Even if we complete all four phases, all we can hope to have accomplished is to be able to identify targets for further exploration which will consist of trenching, drilling and feasibility studies which will be the most expensive parts of the exploration process. Phase one consisted of identifying an area with promising geological properties, purchasing the initial 60 units of the Ritz property, securing a geological report on the property and completing the initial rock and silt samples on the prospect. We plan to complete phase two and three during the next 12 months. If we get positive results in phase two and three we will be required to seek additional capital as recommended by the consultant's report. We will attempt to raise capital from sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. However, there are currently no negotiations or arrangements for future financing at this point in time. Management will use its best efforts to raise the additional funds to carry out the planned exploration program but there is significant risk that we may not secure the necessary funding. The following table details the remaining 3 steps to our initial exploration of the Ritz property:

              Phase II: Geological Traverses

              Senior Geologist 3 day @ $300 per day                $900.00
              Filing Fee                                           $300.00
              1 Geo-technician 3 days at $150.00                   $450.00
              (a Geo-technician is a person trained in the
              methods and procedures to collect geological,
              geochemical and geophysical data under the
              supervision of a qualified degree accredited
              geologist)
              Equipment Rental 4 wheel drive @ $50.00 per day      $150.00
              Assays 60 @ $10.00 each                              $600.00
              Food, Fuel etc                                       $200.00
              Report                                               $600.00
                   TOTAL                                         $3,200.00


              Phase III

              Follow-up Geochemical sampling and detailed        $5,000.00
              geological mapping
                   TOTAL                                         $5,000.00

              Phase IV Airborne EM Survey

              Airborne EM Survey 100 line kilometers @ $150     $15,000.00
              per km
              Follow-up geological surveys                      $25,000.00
                   TOTAL                                        $40,000.00

If we are successful in completing the 3 additional steps of exploration, management will access the results to determine the advisability of exploration of the property. If management determines the results merit further exploration the plan is to raise additional capital, and/or seek an industry partner to pay the further costs of operations. There is no assurance we will be successful in raising the funds or finding a joint venture partner in order to complete further exploration. We could be forced to abandon the property of sell it for a significant loss if we are unable to secure the necessary capital.

If mineralization if not found on the property or if we can not recover the metals profitably, then we intend to pursue other properties for exploration. The purchase and explorations of such properties will depend on our ability to raise additional capital. If we are unable to raise additional capital, then we may need to cease operations if there is no mineral found on the property or if the metals can not be recovered profitably.

Capital Resources and Liquidity.
--------------------------------

As of September 30, 2003, we had approximately $99 in cash. The planned exploration expenditures of phase two and three are estimated to cost $8,200 and an additional $2,500 payment is due on the Lake Lillooet Property pursuant to the Mineral Claims Agreement on May 15, 2004 which is 12 months from the title registration on such claims. During the next 12 months our general and administrative expenses are expected to average $200 per month for the next 12 months. We have no plans to pay salaries to our officers or employees during the next 12 months. We do not believe we will have sufficient cash to meet our minimum exploration, including phase two and phase three, and operating costs for the next 12 months unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue or operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          31.1 Certification of Certifying Officer
          32.1 Certification of Certifying Officer


     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TWIN VENTURES LTD.

Date:   October  23, 2003               /s/  David Deering
                                        --------------------------------
                                        David Deering
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Secretary