Form 10KSB
period 2003-12-31
TWIN VENTURES LTD
filed 2004-03-17
CIK 1230795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       -----------------------------------

                                   FORM 10-KSB

                       -----------------------------------


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2003

                         Commission file number:

                              Twin Ventures, Ltd.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       87-0700927
(State or Other Jurisdiction of                        (I.R.S.Employer
Incorporation of Organization)                        Identification No.)


       6418 NE Agate Beach Lane, Bainbridge Island, Washington 98110-1000
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (206)842-2026
                                                   --------------


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered

--------------------                             -------------------

--------------------                             -------------------

--------------------                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|_ No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Revenues for year ended December 31, 2003: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $-0-.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          27,257,000
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                    March 10, 2004)

                               Twin Ventures, Ltd.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED December 31, 2003

                                      INDEX

PART I
------

Item 1              Description of Business

Item 2              Description of Properties

Item 3              Legal Proceedings

Item 4              Submission of Matters to a Vote of
                    Security Holders

PART II
-------

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters

Item 6              Management's Discussion and Analysis
                    Or Plan of Operation

Item 7              Financial Statements

Item 8              Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

Item 8A             Controls and Procedures

PART III
--------

Item 9              Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a) Of the Exchange Act

Item 10             Executive Compensation

Item 11             Security Ownership of Certain Beneficial
                    Owners and Management

Item 12             Certain Relationships and Related
                    Transactions

Item 13             Exhibits and Reports on Form 8-K

Item 14             Principal Accountant Fees and Services

Signatures

PART 1

Item 1. Business

BUSINESS - OUR COMPANY

About Our Company/Objectives

Organization

We were organized as a Delaware corporation in November 2002 for the purpose of acquiring and exploring mineral properties.

We are an exploration stage company that was formed in November 2002. After careful research for local potential for Copper-Nickel-Palladium-Platinum deposits, we focused on a belt of intrusive ultramafic rocks, which are rocks composed of predominantly ninety (90%) percent dark minerals, extending northwest from just north of Hope, British Columbia. Currently, there is no assurance that commercially minable deposit or reserve exists within our claims, until further exploration is performed and comprehensive evaluation based upon the exploration supports a different conclusion.

Based on the recommendation of our geologist, Laurie Stephenson, P.E., in November of 2002, the claims were staked and sold to us. In April 2003, we assigned such claims to New Heights Capital Corporation, our wholly owned subsidiary, which then registered the claims. David Deering, our President commissioned a report to evaluate the area of claims and to recommend an exploration program to explore mineral prospects and to be filed with the appropriate regulatory bodies. The report includes the initial prospecting and preliminary geological work completed by Laurie Stephenson, P. E., on the claims and surrounding property. It represents the first known compilation of data for the area. Ms. Stephenson has been involved in the area since March 2000 assessing the prospective geological potential, access, and general conditions. It should be noted that in 2001 the British Columbia government completed an aggressive program in the Harrison Lake-British Columbia Pacific Nickel Mine area of detailed cross-sectional geological mapping, sampling and age dating to foster further exploration along the belt and area activity has increased considerably on much of the southern portion of the belt. Notwithstanding such increased activity and the program undertaken by the British Columbia government, there is still no conclusive evidence that commercially minable deposit or reserve exists in such area.

We have completed phase one of a four step plan to evaluate our initial minerals prospect for exploration. Phase one consisted of identifying an area with promising geological properties, purchasing the initial 60 units of the Ritz property, securing a geological report on the property and completing the initial rock and silt samples on the prospect. As of December 31, 2003, we had approximately $76 in cash and a total of $76 in assets. As of December 31, 2003, our liabilities were $21,625. The planned exploration expenditures of phase two and three are estimated to cost $8,200, an additional $2,500 payment is due on the Lake Lillooet Property pursuant to the Mineral Claims Agreement during the next 12 months, and our general and administrative is expected to average $200 per month for the next 12 months. We will need to raise additional capital to continue or operations past 12 months, and there is no assurance we will be successful in raising the needed capital. At this time, we do not have any lines of credit available to us.

Our Business

We are engaged in the acquisition and exploration of mineral properties. Our first acquisition was mineral claims described below, which are known as the "Ritz Claims". We intend to conduct exploration work on this property in order to ascertain whether it possesses commercially developable quantities of platinum and/or palladium, referred to as platinum group metals or "PGM". We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property. The property is without any known reserves and the proposed program are exploratory in nature. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Ritz claims until appropriate exploratory work is completed and a comprehensive evaluation based on such work concludes economic feasibility.

Mineral Property Agreement

We purchased the property containing mineral claims from Garth Barton in November, 2002. The property consists of 20 unpatented two post mineral claims and one unpatented four post mineral claim representing 40 units that have been staked and recorded and occur in the Lillooet mining division. The claims are contiguous. In April 2003, the "Ritz Claim" was transferred to of New Heights Capital Corporation in exchange for New Heights Capital Corporation's one outstanding common share of stock. Pursuant to same, New Heights Capital Corporation became our wholly owned subsidiary. The acquisition of New Heights Capital Corporation, an inactive Canadian corporation, was undertaken for the purpose of recording our "Ritz Claim" in a Canadian corporation as required. The total purchase price of the claim was $33,500, of which $16,000 was paid upon receipt of such claims in November 2002. Pursuant to the terms of the contract, advance royalties of $25,000 are to be paid annually commencing 36 months from the date of signature of the agreement. Such advanced royalties are due in a timely manner regardless of whether we find or removed mineralized material from the property. Failure to pay the advance royalties will cause a reversion of the property within ten days of such failure. Mr. Barton is required to keep the claims in good standing for at least 18 months from the date of the agreement. In addition, Mr. Barton is required to provide geological consulting services for the claims and maintain the claims in good standing for a period of 36 months with fees advanced by us prior to the anniversary dates from signature of the agreement. Said fees are to be deducted from the total cost.

The total purchase price for these is $33,500, of which $16,000 was paid upon receipt of such claims in November 2002. Such claims were actually titled in our subsidiary in May 2003 and therefore this is the date by which all payments commence. In addition, these claims are subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty. Garth Barton is the beneficiary of such royalties. 1 1/2% of the Net Smelter Royalty can be acquired for $1.0 million within 12 months from the commencement of commercial production. Even if we acquire this 1 1/2% of the Net Smelter Royalty, Mr. Barton will still be owed the 1% of the Net Smelter Royalty. Additional payments and obligations to Garth Barton are as follows:

     O    Payment of $16,000 on transfer of property title (paid).
     O    Payment of $2,500 12 months from transfer of property title (May
          2004).
     O    Payment of $25,00 24 months from transfer of property title (May 2005)
     O Provide funds to complete assessment work in order to maintain the property in good standing. Assessment work has been completed for the first year and the cost in future years will be a minimum of $3,900 per year. The initial payment of $16,000 plus the $2,500 payment referred to above are credited towards assessment work obligations.
     O    $12,500 at 36 months from transfer of property title (May 2006).

In order to maintain the property in good standing all claims staked in British Columbia require $65 worth of assessment work to be undertaken in Year 1, followed by $130 per claim per year thereafter.

To date we have incurred expenditures of approximately $2,500 on the property for the preliminary exploration work on the claims in 2002. This work included the collection and analysis of 17 rock samples.

Our expected source of funds to meet upcoming obligations are private placement of debt or equity and/or loans from management or shareholders. There is no guarantee that we will be able to secure such funds.

Definitions

Gross Rock Revenue means, for any period, the gross proceeds received by Garth Barton in that period from the sale of unrefined rock or gravel removed from the leased property less any treatment, beneficiation or other changes or penalties deducted by the purchaser to whom such Rock is shipped, less:

(a) all costs of Garth Barton associated with such sales involving handling, weighing, sampling, determination of water content, insuring, packaging and transporting Rock;

(b)  the costs of marketing, including rebates or allowances made or given; and

(c) any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income). Minerals means the ores or concentrates of minerals, as that term is defined in the Mineral Tenure Act (British Columbia), and the rock that is part of such ores and concentrates sold by Garth Barton.

Therefore if we have $100,000 in Gross Rock Revenue from these claims, Mr. Barton will be entitled to 7.5% of such revenues or $7,500. This percentage that we pay to Mr. Barton will have an impact on our operating margin but we will only have to pay same once revenues are recognized from the sale of the gross rock. Such percentages are on par with the royalties based on the average industry standards.

Net Smelter Return means, for any period the difference between:

(a) the sum of:

     (i) the gross proceeds received by Garth Barton in that period from the sale of refined minerals such as platinum, palladium, gold, and silver produced from the property to a party that is arm's length to Garth Barton, or that would have been received by Garth Barton if the purchase of the Minerals were at arm's length to Garth Barton; and

     (ii) in the case of the sale of Minerals that are ores that have not been processed in a Mill, the estimated cost that would have been incurred in crushing and beneficiating such Minerals in a Mill as agreed by the parties or otherwise determined by a competent mining or metallurgical engineer; and

(b) the sum of:

     (i)       All amounts paid on account of Advance Royalty Payments;

     (ii)      any insurance costs in connection with shipping such Minerals;

     (iii)     any costs of transport;

     (iv) All costs of Garth Barton associated with such sales involving handling, weighing, sampling, determination of water content, insuring and packaging;

     (v) the costs of marketing, adjusted for rebates or allowance made or given;

     (vi) any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income) assessed on or in connection with the Minerals or the value thereof; and

     (vii) any treatment, beneficiation or other charges or penalties deducted by any smelter or refinery to which such Minerals are shipped that have not been previously deducted in the computation of gross proceeds.

Therefore if we have $100,000 in Net Smelter Revenue (the sale of refined minerals) from these claims, Mr. Barton will be entitled to 2.5% of such revenues or $2,500. This percentage that we pay to Mr. Barton will an impact on our operating margin but we will only have to pay same once revenues are recognized from the sale of the of the refined minerals. Such percentages are on par with the royalties based on the average industry standards.

Location and Land Status

The property is located about 3 hours from Vancouver British Columbia, Canada via the Sea-to-Sky Highway 99 (approximately 115 km NNE of Vancouver): north along Howe Sound from Vancouver's North Shore to Squamish, and then through the winter resort town of Whistler to Pemberton. Access to the property is from a well maintained logging road just off the Duffey Lake paved highway immediately northeast of the bend in Lillooet Lake, less than 25 km south east of the town of Pemberton. The Property consists of 20 unpatented two post mineral claims and one unpatented four post mineral claim representing 40 units that have been staked and recorded and occur in the Lillooet mining division. By staked, we mean that a stake has been placed in the ground on each claim and we have applied to the government for the right to these mineral rights. The claims are contiguous. The complete list of claims held by us is as follows:


Table 1.  Lillooet Lake RITZ Claims

Claim Name      Units      Record #       Expiry Date       Map Sheet         Locator        Agent for *
--------------- ---------- -------------- ----------------- ----------------- -------------- ----------------
Ritz            20         398116         Nov. 3, 2003      M092J01W          G. Barton      Self
                                                            & M092J08W

Ritz 1          11         398117         Nov. 3, 2003      M092J08W          G. Barton      Self

Ritz 2          1          398118         Nov. 3, 2003      M092J08W          G. Barton      Self

Ritz 3          1          398119         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 4          1          398120         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 5          1          398121         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 6          1          398122         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 7          1          398123         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 8          1          398124         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 9          1          398125         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 10         1          398126         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 11         1          398127         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 12         1          398128         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 13         1          398129         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 14         1          398130         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 15         1          398131         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 16         1          398132         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 17         1          398133         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 18         1          398134         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 19         1          398135         Nov. 4, 2003      M092J08W          G. Barton      Self

Ritz 20         1          398136         Nov. 4, 2003      M092J08W          G. Barton      Self
--------------- ---------- -------------- ----------------- ----------------- -------------- ----------------
TOTAL          40          UNITS

History

The Ritz claims were staked following initial field investigations of several unexplained Nickel-Copper regional geochemical survey (RGS) stream sediment anomalies in the area. Extensive research uncovered that although the areas has had prospectors passing through it, no previous detailed work had been done in the immediate area of the claims.

As well there are no recorded mineral occurrences or reports of assessment work in the streams and rivers draining the area from which the anomalous samples were collected. The nearest property that has filed an annual government mandated Assessment Report (1984) is from about 3-5 km north of the belt, where RGS samples have dissimilar signatures. The work described was minor, and mentions an occurrence of anomalous Copper and Gold in a shear zone.

The Twin Ventures Ltd. Ritz mineral claims situated on the east side of Lillooet Lake in South-western British Columbia are located centrally in a geologically diverse, well mineralized belt of rocks that not only has numerous mineralized showings of various metals (nickel, copper, zinc, gold, platinum, palladium, silver, cobalt, chromium) but also has seen several profitable mines in production.

The claims are located in an area that has rocks that are considered the northern extension of the Harrison Nickel belt. This belt is a structurally controlled intrusive related mafic-ultramafic sequence of the over 65 million year old Cretaceous intrusive rocks intruding an earlier older (between 65 million and 600 million years old) Palaeozoic sequence of metamorphosed -sedimentary and metamorphosed volcanic rock. These volcanic rocks were originally deposited as sediments and/or volcanic lavas and have subsequently been subjected to heat from the intrusives and pressure and from burial and or the moving continents which have changed their chemical composition. All of the potential ground has recently been staked for over 60 kilometres along strike.

The area was prospected in the early days of gold rush by prospector's heading to the Fraser River gold rush in the late 1840s. All along the east side of Lillooet Lake there are historic reports of placer platinum showings including Twin One and Twin Two Creeks included within the Ritz claims of Twin Ventures. (Placer deposits are sands deposited by active streams and rivers that may or may not contain economic metals - usually gold, but in this case platinum, because the gold and platinum are heavier they collect in these areas of sand) In summary, the Ritz mineral claims owned by Twin Ventures Ltd. are centrally located within a geological belt that has witnessed many producing mines and has variety of other advanced showings of differing commodities.

Recent Work

Six man days of initial reconnaissance surveys, prospecting and geological traverses were undertaken along the roads and drainages within the claims and immediately surrounding terrain. A total of 17 rock samples were collected and submitted for geochemical analysis at Acme Analytical Labs in Vancouver, BC. Following receipt of favorable results, three man days of helicopter support follow-up boulder prospecting on the Twin One logging road system confirmed that the lower slopes above Lillooet Lake may have as their predominant rock type forming the ground around them, at least in part, to be sulphide-bearing mafic-ultramafic rocks. Several of the boulders contain abundant sulphides, mainly pyrrhotite, local chalcopyrite, pyrite, and contain anomalous values in Ni, Cu, Co, Cr, Pt, Pd and Au. It should be noted that although the grades are sub-economic, the results are encouraging.

Geology of the Ritz Claims

The regional and property geology of the Ritz claims is summarized in the Geology Report which was authored by Laurie Stephenson, P. E., a geologist who is independent from us.

There is tremendous similarity and coincident features in the rock types and geophysical imprint between the geology of the Pacific Nickel Mine area and the ultramafic belt extending to the northwest.

Although the Pacific Nickel Mine area lies more than 50 km to the SSE along the regional structural trend from the Ritz claims, recent regional geologic mapping suggests a correlation. The lack of exploration in this area makes it a unique, underdeveloped mineral belt requiring a concerted exploration program. The report indicates that prospectively there may be a discovery of platinum group metals on the Ritz claims. However, there is no assurance that there will be sufficient quantities of these or other minerals on the property to justify commercial mining.

Conclusions and Recommendations of the Geology Report

Our Geology Report was prepared by Laurie Stephenson a qualified engineer who has no relationship with us except for acting as our independent geologist. The Geology Report concludes that the Ritz claims provides an attractive exploration prospect for platinum group and nickel/copper mineralization. Initial work conducted on the Ritz claims shows that the recently taken 17 rock samples revealed elevated anomalous values for copper, nickel and chromium.

The Geology Report recommended a three phase program of work. The Phase I budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The Geology Report Phase II work consists of follow-up geochemical sampling and detailed geological mapping. Following successful geological mapping, sampling and prospecting of Phase I and II, it is recommended that a Phase III exploration program be undertaken utilizing a helicopter equipped, deep penetrating airborne ElectroMagnetic system (such as AeroTem) to conduct a detailed geophysical survey of the target areas to further refine the targets. These systems work on the principal that an "Electro" electric current will generate a "Magnetic" field which will interact with minerals in the ground to create a secondary, measurable "Magnetic" field to produce an "anomalous" response.

The recommendations of the qualified engineer Laurie Stephenson are:

"The Ritz property is at an early stage of exploration. Access is straightforward and the lower parts of the property can be worked for much of the year. A staged series of shorter programs is most likely the approach to take. After each of these programs, the approach should be evaluated and a new set of recommendations put forward. Initially, the property requires reconnaissance geology and prospecting to better establish the presence and position of the rocks of exploration interest.

If cover prevents this, it may be worthwhile to consider flying an airborne geophysical survey, with (magnetics, EM, and perhaps radiometrics), to help determine and guide any recommended follow-up work. If the geochemistry is correct, and the belt of potential host rocks is as long as 10 or 15 km, strong consideration should be given to staking more claims early in the initial program.

The initial phase of exploration for the claims will consist of detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts."

Proposed Budget

Approximate costs for the recommended three-phase program are as follows:

The Phase II budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages and prospecting. It is estimated to cost $3,200 as described below. All figures in US dollars.

              Phase II: Geological Traverses

              Senior Geologist 3 day @ $300 per day                $900.00
              Filing Fee                                           $300.00
              1 Geo-technician 3 days at $150.00                   $450.00
              Equipment Rental 4 wheel drive @ $50.00 per day      $150.00
              Assays 60 @ $10.00 each                              $600.00
              Food, Fuel etc                                       $200.00
              Report                                               $600.00
                   TOTAL                                         $3,200.00

              Phase III

              Follow-up Geochemical sampling and detailed        $5,000.00
              geological mapping
                   TOTAL                                         $5,000.00

              Phase IV Airborne EM Survey Following successful geological mapping, sampling and prospecting of Phase I and II, it is recommended that a Phase III exploration program be undertaken utilizing a helicopter equipped, deep penetrating airborne EM systems (such as AeroTem) to conduct a detailed geophysical survey of the target areas to further refine the targets. Detailed grid establishment followed by geological mapping and geochemical surveying would be conducted prior to diamond drilling (Phase
              III).

              Airborne EM Survey 100 line kilometers @ $150     $15,000.00
              per km
              Follow-up geological surveys                      $25,000.00
                   TOTAL                                        $40,000.00

Even if we complete all four phases, all we can hope to have accomplished is to be able to identify targets for further exploration, which will consist of trenching, drilling and feasibility studies which will be the most expensive parts of the exploration process.

Offices

Our corporate offices are located at 6418 NE Agate Beach Lane, Bainbridge Island, Washington 98110-1000. Our telephone number is (206)842-2026.

Employees

We currently have no employees. We have one person in management and two part-time directors. We plan to employ people as we continue to implement our plan of operation and exploration of the Ritz property.

Item 2. Properties
------------------

We currently use approximately 400 square feet of leased office space in the historic 6418 NE Agate Beach Lane, Bainbridge Island Washington. We lease such space from David Deering, our President for $200 month which covers the use of the telephone, office equipment and furniture.

The Twin Ventures Ltd. Ritz mineral claims situated on the east side of Lillooet Lake in South-western British Columbia are located centrally in a geologically diverse, well mineralized belt of rocks that not only has numerous mineralized showings of various metals (nickel, copper, zinc, gold, platinum, palladium, silver, cobalt, chromium) but also has seen several profitable mines in production. The claims occur at the northern extension of the Harrison Nickel belt, a structurally controlled intrusive related mafic-ultramafic sequence of Cretaceous intrusive rocks age intruding an earlier Palaeozoic sequence of meta-sedimentary and metavolcanic rock. All of the potential ground has recently been staked for over 60 kilometres along strike. A copy of the map of the property is included with this prospectus.

Item 3. Legal Proceedings
-------------------------

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters
---------------------------------------------------------------------

There is no established public trading market for our Common Stock.

Number of Shareholders as of March 11, 2004 - 47

There are currently no outstanding options, warrants or other securities convertible into our common equity. All outstanding warrants have been cancelled by agreements with the warrant holders. There are no other shares outstanding which have registration rights.

Rule 144 Shares

As of March 11, 2004, a total of 27,257,000 shares of our common stock are outstanding. Our common stock became available for resale to the public after November 2003 with respect to 20,000,000 of these shares owned by David Deering and with respect to 2,000,000 of these shares owned by Brian Bisset and with respect to 2,000,000 of these shares owned by Andrew Norins, after December 2004 with respect to 3,200,000 of these shares and after March 2004 with respect to 57,000 of these shares, in accordance with the volume and trading limitations of Rule 144 of the Act.

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

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

Exploration stage expenses from inception through December 31, 2003, were $33,500 general exploration costs related to the mineral rights of the exploration property and $7,879 of general and administrative expenses, and total accumulated deficit of 7,879 as captioned in the financial statement's statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Plan of Operation

We have completed phase one of a four step plan to evaluate our initial minerals prospect for exploration. Even if we complete all four phases, all we can hope to have accomplished is to be able to identify targets for further exploration which will consist of trenching, drilling and feasibility studies which will be the most expensive parts of the exploration process. Phase one consisted of identifying an area with promising geological properties, purchasing the initial 60 units of the Ritz property, securing a geological report on the property and completing the initial rock and silt samples on the prospect. We plan to complete phase two and three during the next 12 months. If we get positive results in phase two and three we will be required to seek additional capital as recommended by the consultant's report. We will attempt to raise capital from sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. However, there are no negotiations or arrangements for future financing at this time. Management will use its best efforts to raise the additional funds to carry out the planned exploration program but there is significant risk that we may not secure the necessary funding. The following table details the remaining 3 steps to our initial exploration of the Ritz property:

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

If we are successful in completing the 3 additional steps of exploration, management will access the results to determine the advisability of exploration of the property. If management determines the results merit further exploration the plan is to raise additional capital, and/or seek an industry partner to pay the further costs of operations. There is no assurance we will be successful in raising the funds or finding a joint venture partner in order to complete further exploration. We could be forced to abandon the property or sell it for a significant loss if we are unable to secure the necessary capital.

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

Capital Resources and Liquidity.

As of December 31, 2003, we had approximately $76 in cash. The planned exploration expenditures of phase two and three are estimated to cost $8,200, an additional $2,500 payment is due on the Lake Lillooet Property pursuant to the Mineral Claims Agreement on May 15, 2004, which is 12 months from the title registration on such claims. During the next 12 months, and our general and administrative is expected to average $200 per month for the next 12 months. We have no plans to pay salaries to our officers or employees during the next 12 months. We do not believe we will have sufficient cash to meet our minimum exploration, including phase two and phase three, and operating costs for the next 12 months unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Item 7. Financial Statements
----------------------------

                            TWIN VENTURES LTD.
                     (an exploration stage company)

                           FINANCIAL STATEMENTS

                        As Of December 31, 2003 and 2002




INDEPENDENT AUDITORS REPORT                                     1

BALANCE SHEET                                                   2

STATEMENT OF OPERATIONS                                         3

STATEMENT OF STOCKHOLDERS' EQUITY                               4

STATEMENT OF CASH FLOWS                                         5

FINANCIAL STATEMENT FOOTNOTES                                   6

To The Board of Directors
Twin Ventures Ltd.
Bainridge Island, Washington



We have audited the accompanying balance sheet of Twin Ventures Ltd., as of December 31, 2003 and 2002, and the related statement of operations, equity and cash flows from inception (November 6, 2002) through December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Ventures Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.






                                         Gately & Associates, LLC
                                         Certified Public Accountants
                                         Altamonte Springs, Florida
                                            January 16, 2004

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                                  BALANCE SHEET
                        As of December 31, 2003 and 2002

                                     ASSETS
                                     ------

CURRENT ASSETS                                                                   12/31/2003     12/31/2002
                                                                              --------------- --------------
            Cash                                                                    $     76       $     80
                                                                              --------------- --------------

                        Total Current Assets                                              76             80
                                                                              --------------- --------------

                        TOTAL ASSETS                                                $     76       $     80
                                                                              =============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

            Accounts payable                                                        $  1,800       $    500
            Accrued expenses & short term contract payable                             4,825         12,500
                                                                              --------------- --------------

                        Total Current Liabilities                                      6,625         13,000

LONG-TERM LIABILITIES

            Contract payable - the "Ritz Claim"                                       15,000         17,500
                                                                              --------------- --------------

            TOTAL LIABILITIES                                                         21,625         30,500
                                                                              --------------- --------------

STOCKHOLDERS' EQUITY

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 27,200,000 and 27,257,000, respectively                        2,726          2,720
            Additional paid in capital                                               129,524        115,280
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                                     -              -
            Stock subscription receivable                                                  -         (2,500)
            Accumulated defecit during exploration stage                            (153,799)      (145,920)
                                                                              --------------- --------------

                        Total Stockholders' Equity                                   (21,549)       (30,420)
                                                                              --------------- --------------

                        TOTAL LIABILITIES AND EQUITY                                $     76       $     80
                                                                              =============== ==============







   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                             STATEMENT OF OPERATIONS
                 For the twelve months ending December 31, 2003,
                   The two months ended December 31, 2002 and
           from inception (November 6, 2002) through December 31, 2003

                                                                                                  FROM
                                                                12/31/2003     12/31/2002      INCEPTION
                                                              --------------- -------------- ---------------
REVENUE                                                          $         -    $         -      $        -
-------

COST OF SERVICES                                                           -              -               -
----------------
                                                              --------------- -------------- ---------------

GROSS PROFIT OR (LOSS)                                                     -              -               -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                    7,879        112,420         120,299
-----------------------------------

GENERAL EXPLORATION                                                        -         33,500          33,500
-------------------
                                                              --------------- -------------- ---------------

OPERATING INCOME                                                      (7,879)      (145,920)       (153,799)
----------------
                                                              --------------- -------------- ---------------

ACCUMMULATED DEFICIT                                             $    (7,879)   $  (145,920)     $ (153,799)
--------------------
                                                              =============== ============== ===============


Earnings (loss) per share, basic and diluted                     $        (0)   $        (0)
--------------------------------------------

Waighted average number of common shares                          27,242,750     27,200,000
----------------------------------------



   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        As of December 31, 2003 and 2002


                                                                      ADDITIONAL
                                            COMMON         PAR         PAID IN         ACCUM.          TOTAL
                                            STOCK         VALUE        CAPITAL         DEFICIT         EQUITY
                                        --------------------------------------------------------------------------
Incorporation, October 6, 2002                       -      $     -       $      -     $        -       $       -

Common stock subscribed for cash             3,200,000          320         15,680                         16,000
    during December 2002 at $0.005
    per share on private placement

Stock subscription receivable                                                                              (2,500)
    on December 2002 private
    placement

Stock issued for services                   24,000,000        2,400         99,600                        102,000
    for the fair value of the
    services to be provided
    at a per share price of $0.003

Net income (loss)                                                                        (145,920)       (145,920)
                                        --------------------------------------------------------------------------

Balance, December 31, 2002                  27,200,000      $ 2,720       $115,280     $ (145,920)      $ (30,420)

Common stock issued for cash                    57,000            6         14,244                         14,250
    during March 2003 at $0.25
    per share on private placement

Stock subscription received                                                                                 2,500

Net income (loss)                                                                          (7,879)         (7,879)
                                        --------------------------------------------------------------------------

Balance, December 31, 2003                  27,257,000      $ 2,726       $129,524     $ (153,799)      $ (21,549)
                                        ==========================================================================





   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS
                 For the twelve months ending December 31, 2003,
                   The two months ended December 31, 2002 and
           from inception (November 6, 2002) through December 31, 2003


                                                                                                                  FROM
CASH FLOWS FROM OPERATING ACTIVITIES                                            12/31/2003     12/31/2002      INCEPTION
------------------------------------
                                                                              --------------- -------------- ---------------
            Net income (loss)                                                       $ (7,879)    $ (145,920)     $ (153,799)
                                                                              --------------- -------------- ---------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                                 744              -             744
            Compensation in the form of stock                                              -        102,000         102,000
            Mineral rights expensed                                                    2,500         13,500          16,000
            Increase (Decrease) in accounts payable                                    1,300            500           1,800
            Increase (Decrease) in accrued expenses                                   (7,675)        12,500           4,825
            Increase (Decrease) in contract payable                                   (2,500)        17,500          15,000
                                                                              --------------- -------------- ---------------

                        Total adjustments to net income                               (5,631)       146,000         140,369
                                                                              --------------- -------------- ---------------

            Net cash provided by (used in) operating activities                      (13,510)            80         (13,430)
                                                                              --------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

            Cash paid for web site design                                               (744)             -            (744)
            Cash paid for mineral rights                                              (2,500)       (13,500)        (16,000)
                                                                              --------------- -------------- ---------------

            Net cash flows provided by (used in) investing activites                  (3,244)       (13,500)        (16,744)
                                                                              --------------- -------------- ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from stock issuance                                              16,750         13,500          30,250
                                                                              --------------- -------------- ---------------

            Net cash provided by (used in) financing activities                       16,750         13,500          30,250
                                                                              --------------- -------------- ---------------

CASH RECONCILIATION

            Net increase (decrease) in cash                                               (4)            80              76
            Cash - beginning balance                                                      80              -               -
                                                                              --------------- -------------- ---------------

CASH BALANCE END OF PERIOD                                                          $     76     $       80      $       76
                                                                              =============== ============== ===============











   The accompanying notes are an integral part of these financial statements.

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

NOTE  5 -  INCOME  TAXES
           -------------

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes for the years ending December 31, 2002 and 2003. These loss carryforwards expire if not used by the year 2022 and 2023. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The value of these tax benefits is $29,184 and $1,576, repectively.

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

Common Stock Recorded as Compensation
----------------------------------------------

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

We Lack an Operating History and Have Losses Which We Expect to Continue into The Future.

We were incorporated in November 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $153,799. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 8A Controls and Procedures
-------------------------------

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(A) of the Exchange Act
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information about our executive officers and directors.

         NAME       AGE      POSITION
         ----       ---      --------

     David Deering  55       CEO/President
                              Secretary/Treasurer/
                             Director

     Brian Bisset   42       Director

     Andrew Norins  33       Director

David Deering, P. Eng. is our founder, Chief Executive Officer, President, Secretary, Treasurer, and Director. Since 2000, Mr. Deering has been the President of Garex International Exploration Corp. In such capacity he has managed all aspects of an exploration management company. He has also been responsible for the financial management, supervision of technical consultants and public relations. From 1981 to 2000, as an independent engineer, he has been evaluating mineral exploration/mining projects and technology for public companies world wide; personnel management, property assessment, property negotiations, data presentation and promotion.

From 1981 to 1983 he was Project Manager of Energex Minerals Ltd. where he directed gold exploration efforts in western USA and completed a pre-feasibility study of the Toodogogone Gold Project, B.C. where evaluation of geological information and confirmation drilling resulted in a mine reserve study; bulk sample extraction and design, construction and on- site operation of a gravity-flotation pilot plant. From 1979 to 1981, he was Area Sales Manager, Vancouver, B.C. for Jarvis Clark Ltd., North Bay, Ontario, a manufacturer of underground mining machinery where he was responsible for all aspects of sales and service of drills, LHD, trucks and other general mine equipment in western Canada. From 1972 to 1979 he acted in various capacities from Product Specialist to Sales Manager - Hard Rock Mining Division, Joy Manufacturing Company, Denver, CO. In such capacity he directed the sales and service of underground and surface mining equipment to mining operations.

In his capacity as founder and President, Mr. Deering oversees our day-to-day operations, and manages our long-term strategic exploration. Oversight of our operations involves financial and information systems management and exploration.

Brian Bisset has been on our Board of Directors since November, 2002. Mr. Bisset was the Director of Corporate Development for Accsys International Inc. from 1993 -1995. Accsys International Inc. developed a points card program to enhance retailers relations with their customers. The points card program that Accsys International, Inc. developed was a customer loyalty card which enabled retail customers to earn points based on their purchases which could be redeemed for merchandise or a discount on future purchases. Accsys International Inc.'s points card program was modeled after the airmiles card which allows customers to earn points for making purchases which can be redeemed for air travel. Brian worked for Mosquito Creek Mining Inc. from 1995 - 1997 as their Corporate Communications Representative. In 1997 Brian and two partners formed Corpfinance Advisors Ltd. Corpfinance Advisors Ltd. was established to help junior companies raise capital and assist in getting companies to the public markets in Canada. Corpfinance Advisors Ltd. has been successful in raising over CDN$8.0M in capital for emerging companies including CDN$2.5M for the Palcan Fuel Cell Co Inc. which is now listed on the TSX exchange in Canada (TSX:PC) and US$3.25M for the MDM Group Inc. which is researching cancer treatments.

Andrew Norins has been on our Board of Directors since November, 2002. Mr. Norins has been the operations Manager for Chopper Logistics in Montville, New Jersey since November 2001. In such capacity he has supervised dispatching and deliveries and has been the payroll controller. He also assisted the company in customer relations and scheduling. From January 2000 to November 2001, Mr. Norins owned and managed Westridge Enterprises in Greensboro North Carolina. As the manager of this bar/lounge Mr. Norins supervised all of the day to day operations of this company and handled the payroll and bookkeeping. Prior to that, he was employed as Logistics Center Supervisor at Penske Logistics in Garfield, New Jersey from June 1994. His responsibilities in such position included the handling of customer relations, payroll manager and supervising dispatchers, clerks and drivers. Mr. Norins received a Bachelor of Science from the University of Delaware in 1992 with a Minor in Business Administration.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Board of Directors appoint Officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Mr. Deering serves as our sole officer and is expected to spend approximately eighty (80) hours per month on our business. However, Mr. Deering may spend additional time as needed if we are successful in obtaining additional funding. All remaining directors will spend no more than five (5) hours per month on our business.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

BOARD OF DIRECTORS

The board of directors consists of three directors.

BOARD COMMITTEES

In November 2002, our Board of Directors created the Compensation Committee, which is comprised of David Deering, Brian Bisset and Andrew Norins. The Compensation Committee has the authority to review all compensation matters relating to us. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees.

It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the Common Shares will be used in order to make an employee's compensation consistent with shareholders' gains.

It is expected that salaries will be set competitively relative to the mineral exploration industry and that individual experience and performance will be considered in setting salaries.

In November 2002, our Board of Directors created an Audit Committee, which is comprised of David Deering, Brian Bisset and Andrew Norins. The Audit Committee is charged with reviewing the following matters and advising and consulting with the entire Board of Directors with respect thereto: (i) the preparation of our annual financial statements in collaboration with our independent accountants;
(ii) annual review of our financial statements and annual report; and (iii) all contracts between us and our officers, directors and other affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of the entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our stockholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

Item 10. Executive compensation
-------------------------------

David Deering has been our President and Secretary since inception and received no compensation for services performed during the 2002 and 2003 fiscal year, other than the 20,000,00 restricted shares issued to him for services in 2002. The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2003 fiscal year, for our Chief Executive Officer and for each of our other directors whose compensation on an annualized basis exceeded $100,000 during fiscal 2003.

                           SUMMARY COMPENSATION TABLE

            ANNUAL COMPENSATION                              LONG TERM COMPENSATION
  NAME AND                                      RESTRICTED        SECURITIES     OPTIONS
  PRINCIPAL   FISCAL    CASH      ANNUAL          STOCK           UNDERLYING     (NO. OF       ALL OTHER
  POSITION     YEAR     SALARY     BONUS       COMPENSATION         AWARDS       SHARES)     COMPENSATION
  --------     ----     ------     -----       ------------         ------       -------     ------------

David Deering
President and
Secretary      2003    $60,000       0             (1)                     0        0              0

(1) Mr. Deering received 20,000,000 founders shares for services rendered to us. He will not receive such compensation in the future.

We do not have written employment agreements with David Deering, our sole officer or Brian Bisset and Andrew Norins, the other members of our Board of Directors. We have agreed to pay an annual salary of $60,000 per year to our Mr. Deering for his first year as our officer. In addition, we have agreed to pay Mr. Bisset and Mr. Norins, our other directors, an annual fee of $6,000 for serving on our Board of Directors. In the future, we will determine on an annual basis how much compensation our officers and director will receive.

                                  STOCK OPTIONS

We did not grant stock options in 2003.

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2003:

                          OPTION GRANTS IN FISCAL 2000
                             (INDIVIDUAL GRANTS)(1)

                                   PERCENT OF
          NUMBER OF                TOTAL OPTIONS
NAME      SECURITIES UNDERLYING    GRANTED TO EMPLOYEES  EXERCISE  EXPIRATION
          OPTIONS GRANTED           IN FISCAL 2001        PRICE    DATE


None


No Executive Officer held options during the 2003 fiscal year. The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options projected at the 2003 fiscal year end:

None

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

                             PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 11, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF      PERCENT OF
BENEFICIAL OWNER (1)                BENEFICIAL OWNERSHIP      OUTSTANDING SHARES
--------------------                --------------------      ------------------

5% STOCKHOLDERS, DIRECTORS
AND NAMED EXECUTIVE OFFICERS
David Deering                            20,000,000              73.38%
6418 NE Agate Beach Lane
Bainbridge Island, Washington 98110

Brian Bisset                              2,000,000               7.34%
6418 NE. Agate Beach Lane
Bainbridge Island, Washington 98110

Andrew Norins                             2,000,000               7.34%
6418 NE. Agate Beach Lane
Bainbridge Island, Washington 98110


Officers and Directors                   24,000,000              87.10%
as a Group

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

We currently use approximately 400 square feet of leased office space in the historic 6418 NE Agate Beach Lane, Bainbridge Island Washington. We lease such space from David Deering, our President for $200 month which covers the use of the telephone, office equipment and furniture.


Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits: None

(b)  Reports on Form 8-K. None


Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $500 for professional services rendered for the audit of our financial statements. We also were billed approximately $300 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $275.00, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Twin Ventures, Ltd.
                              (Registrant)

                              By: /s/ David Deering
                                ------------------------------
                                David Deering, President,
                                Chief Executive Officer
                                and Secretary


Date:  March 17, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


                              Twin Ventures, Ltd.
                              (Registrant)

                              By: /s/ David Deering
                                ------------------------------
                                David Deering, President,
                                Chief Executive Officer
                                and Secretary

Date:   March 17, 2004