Form 10QSB
period 2004-03-31
TWIN VENTURES LTD
filed 2004-05-17
CIK 1230795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 333-105008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 9,257,000 shares of common stock outstanding, $0.001 par value.


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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (November 6, 2002) and three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                               TWIN VENTURES LTD.
                         (an exploration stage company)

                              FINANCIAL STATEMENTS

                              As Of March 31, 2004






BALANCE SHEET                                                F-1

STATEMENT OF OPERATIONS                                      F-2

STATEMENT OF STOCKHOLDERS' EQUITY                            F-3

STATEMENT OF CASH FLOWS                                      F-4

FINANCIAL STATEMENT FOOTNOTES                                F-5

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                                  BALANCE SHEET
                   As of March 31, 2004 and December 31, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS                                                                 3/31/2004               12/31/2003
--------------                                                              ---------------          ---------------
            Cash                                                              $      54                $      76
                                                                            ---------------          ---------------

                        Total Current Assets                                         54                       76
                                                                            ---------------          ---------------

                        TOTAL ASSETS                                          $      54                $      76
                                                                            ===============           ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

            Accounts payable                                                  $   2,650                $   1,800
            Accrued expenses & short term contract payable                        4,825                    4,825
                                                                            ---------------          ---------------

                        Total Current Liabilities                                 7,475                    6,625

LONG-TERM LIABILITIES
---------------------

            Contract payable - the "Ritz Claim"                                  15,000                   15,000
                                                                            ---------------          ---------------

            TOTAL LIABILITIES                                                    22,475                   21,625
                                                                            ---------------          ---------------

STOCKHOLDERS' EQUITY
--------------------

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 27,200,000 and 27,257,000, respectively                   2,726                    2,726
            Additional paid in capital                                          129,524                  129,524
            Preferred stock, $.0001 par value
                Authorized: 10,000,000   Issued: none                                --                       --
            Stock subscription receivable                                            --                       --
            Accumulated deficit during exploration stage                       (154,673)                (153,799)
                                                                            ---------------          ---------------

                        Total Stockholders' Equity                              (22,423)                 (21,549)
                                                                            ---------------          ---------------

                        TOTAL LIABILITIES AND EQUITY                          $      52                $      76
                                                                            ===============           ==============




                               TWIN VENTURES LTD.
                         (an exploration stage company)
                             STATEMENT OF OPERATIONS
              For the three months ending March 31, 2004 and 2003,
         and from inception (November 6, 2002) through December 31, 2003



                                                                                                      FROM
                                                                    3/31/2004       3/31/2003      INCEPTION
                                                                  --------------- ------------------------------
REVENUE                                                              $         -      $        -     $        -
-------

COST OF SERVICES                                                               -               -              -
----------------
                                                                  --------------- ------------------------------

GROSS PROFIT OR (LOSS)                                                         -               -              -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                          874             680        121,173
-----------------------------------

GENERAL EXPLORATION                                                            -               -         33,500
-------------------
                                                                  --------------- ------------------------------

OPERATING INCOME                                                            (874)           (680)      (154,673)
----------------
                                                                  --------------- ------------------------------

ACCUMMULATED DEFICIT                                                 $      (874)     $     (680)    $ (154,673)
--------------------
                                                                  =============== ==============================


Earnings (loss) per share, basic and diluted                         $        (0)     $       (0)
--------------------------------------------

Weighted average number of common shares                              27,257,000      27,242,750
----------------------------------------





   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                              As of March 31, 2004


                                                                             ADDITIONAL
                                                   COMMON         PAR         PAID IN          ACCUM.         TOTAL
                                                   STOCK         VALUE        CAPITAL         DEFICIT         EQUITY
                                               --------------------------------------------------------------------------
Incorporation, October 6, 2002                              -      $     -       $      -      $        -      $       -

Common stock subscribed for cash                    3,200,000          320         15,680                         16,000
    during December 2002 at $0.005
    per share on private placement

Stock subscription receivable                                                                                     (2,500)
    on December 2002 private
    placement

Stock issued for services                          24,000,000        2,400         99,600                        102,000
    for the fair value of the
    services to be provided
    at a per share price of $0.003

Net income (loss)                                                                                (145,920)      (145,920)

                                               --------------------------------------------------------------------------

Balance, December 31, 2002                         27,200,000      $ 2,720       $115,280      $ (145,920)     $ (30,420)

Common stock issued for cash                           57,000            6         14,244                         14,250
    during March 2003 at $0.25
    per share on private placement

Stock subscription received                                                                                        2,500

Net income (loss)                                                                                  (7,879)        (7,879)

                                               --------------------------------------------------------------------------

Balance, December 31, 2003                         27,257,000      $ 2,726       $129,524      $ (153,799)     $ (21,549)

Net income (loss)                                                                                    (874)          (874)

                                               --------------------------------------------------------------------------

Balance, March 31, 2004                            27,257,000      $ 2,726       $129,524      $ (154,673)     $ (22,423)
                                               ==========================================================================



   The accompanying notes are an integral part of these financial statements.

                               TWIN VENTURES LTD.
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS
              For the three months ending March 31, 2004 and 2003,
          and from inception (November 6, 2002) through March 31, 2004



                                                                                                                  FROM
CASH FLOWS FROM OPERATING ACTIVITIES                                            3/31/2004       3/31/2003      INCEPTION
------------------------------------
                                                                              --------------- ------------------------------
            Net income (loss)                                                        $  (874)       $   (680)    $ (154,673)
                                                                              --------------- ------------------------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                                   -               -            744
            Compensation in the form of stock                                              -               -        102,000
            Mineral rights expensed                                                        -           2,500         16,000
            Increase (Decrease) in accounts payable                                      846             700          2,650
            Increase (Decrease) in accrued expenses                                        -         (10,000)         4,825
            Increase (Decrease) in contract payable                                        -          (2,500)        15,000
                                                                              --------------- ------------------------------

                        Total adjustments to net income                                  846          (9,300)       141,219
                                                                              --------------- ------------------------------

            Net cash provided by (used in) operating activities                          (28)         (9,980)       (13,454)
                                                                              --------------- ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

            Cash paid for web site design                                                  -            (744)          (744)
            Cash paid for mineral rights                                                   -          (2,500)       (16,000)
                                                                              --------------- ------------------------------

            Net cash flows provided by (used in) investing activities                      -          (3,244)       (16,744)
                                                                              --------------- ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

            Proceeds from stock issuance                                                   -          16,750         30,250
                                                                              --------------- ------------------------------

            Net cash provided by (used in) financing activities                            -          16,750         30,250
                                                                              --------------- ------------------------------
CASH RECONCILIATION
-------------------

            Net increase (decrease) in cash                                              (28)          3,526             52
            Cash - beginning balance                                                      80              80              -
                                                                              --------------- ------------------------------

CASH BALANCE END OF PERIOD                                                           $    52        $  3,606     $       52
                                                                              =============== ==============================



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

Mineral Properties and Mining Equipment
---------------------------------------

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

NOTE  5 -  INCOME  TAXES
           -------------

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes for the years ending December 31, 2002 and 2003. These loss carryforwards expire if not used by the year 2022 and 2023. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The value of these tax benefits is $29,184 and $1,576, respectively.

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

Capital Resources and Liquidity.
--------------------------------

As of March 31, 2004, we had approximately $54 in cash. The planned exploration expenditures of phase two and three are estimated to cost $8,200 and an additional $2,500 payment is due on the Lake Lillooet Property pursuant to the Mineral Claims Agreement on May 15, 2004 which is 12 months from the title registration on such claims. During the next 12 months our general and administrative expenses are expected to average $200 per month for the next 12 months. We have no plans to pay salaries to our officers or employees during the next 12 months. We do not believe we will have sufficient cash to meet our minimum exploration, including phase two and phase three, and operating costs for the next 12 months unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue or operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Subsequent Event
----------------

On April 8, 2004, Mr. David Deering, the Company's sole officer and a member of the Board of Directors since its inception, tendered his resignation as a member of the Board of Directors and as the sole officer of the Company. Mr. Deering resigned his positions with the Company due to his inability to continue to dedicate sufficient time to the Company's business operations due to personal and other professional commitments. Concurrent with his resignation as an officer and director of the Company, Mr. Deering returned 18,000,000 common shares owned by him to treasury in consideration for the payment to him of $20,000 by the Company. Mr. Graeme F. Scott was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors of the Company. As consideration for his acceptance of these positions, Mr. Deering transferred the additional 2,000,000 common shares held by him to Mr. Scott. Upon cancellation of the 18,000,000 shares, the total issued and outstanding common of the Company will be reduced to 9,257,000 common shares.

On April 23, 2004, Mr. Brian Bisset, one of Company's member of the Board of Directors since its inception, tendered his resignation as a member of the Board of Directors of the Company. Mr. Bisset resigned his positions with the Company due to personal and other professional commitments and was not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices. On the same date Mr. Victor L. Perkell was appointed as a member of the Board of Directors of the Company. Concurrent with his resignation as a director of the Company, Mr. Bisset transferred 2,000,000 common shares owned by him to Mr. Graeme F. Scott, the Company's President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors of the Company, in consideration for the payment to him of $2,000 by Mr. Scott. Mr. Andrew Norins, the other member of the Company's Board of Directors also transferred 2,000,000 common shares in the Capital of the Company, owned by him to Mr. Graeme F. Scott in consideration for payment to him of $2,000. Upon the transfer to Mr. Graeme F. Scott of Mr. Bisset's 2,000,000 and Mr. Norins' 2,000,000 common shares, the total issued and outstanding common shares in the capital stock of the Company will remain at 9,257,000 common shares.

The Company will continue its work program on the company's Lillooet Lake property and in the identification and acquisition of other properties with mineral exploration potential.

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

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          31.1 Certification of Certifying Officer
          32.1 Certification of Certifying Officer


     (b)  Reports of Form 8-K

          On April 13, 2004, the Company filed an 8K based on a change in control of the Company.

          On April 31, 2004, the Company filed an 8K based on a resignation of a member of the Board of Directors and the appointment of a new member of the Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TWIN VENTURES LTD.

Date:   May 14, 2004                    /s/ Grame  F. Scott
                                        --------------------------------
                                        Grame  F. Scott
                                        President, Chief Executive Officer and
                                        Chief Financial Officer