Form 10QSB
period 2004-06-30
RINCON RESOURCES, INC.
filed 2004-08-23
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

    For the transition period from                to
                                   ---------------   ---------------
                        Commission file number 333-105008
            ---------------------------------------------------------

                             Rincon Resources, Inc.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Delaware                             87-0700927
-------------------------------------------------------------------------------
             (State or other jurisdiction               (IRS Employer
         of incorporation or organization)             Identification No.)

               2920 N Swan Road, Suite 206, Tucson, Arizona 85715
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 991-3335
                            Issuer's telephone number

   Twin Ventures, Ltd. 6418 NE Agate Beach Lane, Bainbridge Island, WA 98110
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 18, 2004 92,570,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                   June 30,         December 31,
                                                                              ------------------  -----------------
                                                                                     2004               2003
                                                                              ------------------  -----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $                -  $              76
                                                                              ------------------  -----------------

     Total Assets                                                             $                -  $              76
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $            5,774  $           1,800
   Accrued expenses & short term contract payable                                          4,825              4,825
                                                                              ------------------  -----------------

     Total Current Liabilities                                                            10,599              6,625

Long-Term Liabilities
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------

     Total Liabilities                                                                    25,599             21,625
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 92,570,000 issued at June 30, 2004 and
     December 31, 2003                                                                     9,257              9,257
   Additional paid-in capital                                                            122,993            122,993
   Deficit accumulated during exploration state                                         (157,849)          (153,799)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                          (25,599)           (21,549)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $                -  $              76
                                                                              ==================  =================

                             See accompanying notes.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                        Accumulated
                                                                                                                         Since
                                                                                                                       November 21,
                                                                                                                         2002
                                               For the Three Months                For the Six Months                Inception of
                                                   Ended June 30,                      Ended June 30,                 Exploration
                                          --------------------------------      -------------------------------
                                               2004              2003                  2004              2003              State
                                          -------------      -------------      -------------      -------------      -------------
REVENUES
   Revenues                               $        --        $        --        $        --        $        --        $        --

   Cost of Services                                --                 --                 --                 --                 --
                                          -------------      -------------      -------------      -------------      -------------

     Gross Profit (Loss)                           --                 --                 --                 --                 --

EXPENSES
  General and Administrative                      3,176              2,134              4,050              2,814            124,349
  General Exploration                              --                 --                 --                 --               33,500
                                          -------------      -------------      -------------      -------------      -------------

     Total Expenses                               3,176              2,134              4,050              2,814            157,849
                                          -------------      -------------      -------------      -------------      -------------

NET INCOME (LOSS)                         $      (3,176)     $      (2,314)     $      (4,050)     $      (2,814)     $    (157,849)
                                          =============      =============      =============      =============      =============

Weighted Average Shares                     106,416,140        272,570,000        189,034,160        272,427,500
                                          =============      =============      =============      =============

Loss per Common Share                     $        --        $        --        $        --        $        --
                                          =============      =============      =============      =============

                             See accompanying notes.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                                                        2002
                                                                     For the Six Months             Inception of
                                                                       Ended June 30,               Exploration
                                                            ------------------------------------
                                                                  2004               2003              State
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $          (4,050)$           (2,814)$         (157,849)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities
Depreciation                                                                -                  -                744
Compensation in the form of stock                                           -                  -            102,000
Mineral rights expensed                                                     -              2,500             16,000
Increase (decrease) in accrued expenses                                     -             (9,750)             4,825
Increase (decrease) in contract payable                                     -             (2,500)            15,000
Increase (decrease) in accounts payable                                 3,974                700              5,774
                                                            ----------------- ------------------ ------------------
Net cash used in operating activities                                     (76)           (11,864)           (13,506)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                                -               (744)              (744)
Cash paid for mineral rights                                                -             (2,500)           (16,000)
                                                            ----------------- ------------------ ------------------
Net cash used by investing activities                                       -             (3,244)           (16,744)
                                                            ----------------- ------------------ ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from stock issuance                                                -             16,750             30,250
                                                            ----------------- ------------------ ------------------
Net Cash Provided by Financing  Activities                                  -             16,750             30,250
                                                            ----------------- ------------------ ------------------

Net Increase (Decrease) in
   cash and cash equivalents                                              (76)             1,642                  -
Cash and cash equivalents at
   beginning of the period                                                 76                 80                  -
                                                            ----------------- ------------------ ------------------
Cash and cash equivalents at end of the period              $               - $            1,722 $                -
                                                            ================= ================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                    $               - $                - $                -
Income Taxes                                                $               - $                - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE

                             See accompanying notes.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

         This summary of accounting policies for Rincon Resources, Inc. (formerly Twin Ventures, Ltd.) (an exploration state company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         Rincon Resources, Inc. (formerly Twin Ventures, Ltd.) (the Company), an exploration state company, was incorporated on November 6, 2002 in the State of Delaware and is headquartered in Tucson, Arizona. The Company is an exploration state mining and mineral company. On November 21, 2002 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production. The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration state. For purposes of recording the Company's mineral claims in Canada, the Company acquired New Heights Capital Corporation (a
Canadian corporation) and transferred the claims listed in the following paragraph into the subsidiary in exchange for 100% of the subsidiary's outstanding stock.

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

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception to June 30, 2004. The Company has not realized economic production from its mineral properties as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

         Inventory is stated at net realizable value.

Stock  Based  Compensation

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and six months ended June 30, 2004 and 2003 are not presented as it would be anti-dilutive.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 6 - LONG-TERM DEBT

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

Preferred Stock

         The Company has authorized ten million (10,000,000) shares of preferred stock with a par value of $.0001, none of which have been issued.

Common Stock

         The Company has authorized five hundred million (500,000,000) shares of common stock with a par value of $.0001.

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE  7 -  SHAREHOLDERS'  EQUITY (continued)

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

         On November 8, 2002, the Company entered into a service agreement with Mr. David Deering, the President of the Company, for a 12 month term which is renewable by both parties after the twelve month term. The agreement called for the issuance of twenty million (20,000,000) common shares of stock for the value of such services, $85,000. The value of the shares was established by the fair value of the services to be provided as a fair trading value of the stock had not been established. The number of shares issued was based on the price the shares were sold in the Company's first private placement with a 15% discount since such shares were restricted in accordance with Rule 144 of the Securities Act of 1933. Due to the uncertainty of the Company's

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE  7 -  SHAREHOLDERS'  EQUITY (continued)

ability to continue as a going concern, the amounts were recorded as an expense when the shares were issued.

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

NOTE 8 - ACQUISITIONS

         On November 21, 2002, the Company entered into an agreement with Mr. Garth Barton for the purchase of mining property, the "Ritz Claim", located in the Lillooet Lake Region of Southwest British Columbia, Canada. The "Ritz Claim" is title to forty (40) mineral claim units that are unpatented. The total purchase price of the claim is $33,500 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. Failure to pay the advance royalties will cause a reversion of the property within 10 days of such failure. The property is subject to a 2 1/2% Net Smelter Royalty (NSR) and a 7 1/2% Gross Rock Royalty
(GRR). 1 1/2% of the NSR can be acquired for $1.0 million within 12 months from the commencement of commercial production. Mr. Barton is required to keep the claims in good standing for at least 18 months from the date of the agreement. In addition, Mr. Barton will

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 8 - ACQUISITIONS (continued)

provide geological consulting services for the claims and will maintain the claims in good standing for a period of 36 months with fees advanced by the Company prior to the anniversary dates from signature of the agreement. Said fees are to be deducted from the total cost.

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

         On June 1, 2004, the Company entered into a consulting agreement with Mr. Robert McIntosh. Mr. McIntosh will provide geological and administrative services to the Company for $3,000 per month.

NOTE  10 - LITIGATION, CLAIMS AND ASSESSMENTS

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 12 - SUBSEQUENT EVENTS

         On July 26, 2004, the Company executed an agreement and made a deposit of $55,000 to acquire a 75% interest in the Tudor Gold Property. The Tudor Gold Property is located in Tudor and Grimsthorpe Townships in the Madoc-Bancroft region of the Providence of Ontario and is located approximately 100 miles northeast of Toronto, Canada. The property consists of twenty-two contiguous unpatented mining claims containing sixty units covering approximately 2,965 acres of land. The Company intends to launch a comprehensive, property wide, surface exploration program immediately. Once further funding is acquired and the agreement can be fully executed, the Company intends to follow-up with drill testing of the mineralized zones of the property. The data derived from the drill testing of the various zones should enable the Company to identify and assess gold bearing structures to ultimately establish the size and grade of the gold resource.

         On July 6, 2004, the Company amended its articles of incorporation to change the authorized capital from 50,000,000 shares of common stock to 500,000,000 shares of common stock.

         On July 23, 2004, the Company did a 10 to 1 forward stock split of its issued and outstanding shares of common stock from 9,257,000 shares to 92,570,000 shares. All references to common stock have been adjusted to reflect the stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         Exploration state expenses from inception through June 30, 2004 were $33,500 for general exploration costs related to the mineral rights of the exploration property and $124,349 of general and administrative costs related mainly to stock compensation for services of $102,000, bank charges, accounting charges of $2,500, legal charges of $7,500, consulting charges of $3,000 and office/web site costs for a total expense of $157,849 as captioned in the financial statement's statement of operations. Included in the exploration expense was $16,000 of cash paid on the initial payment for the property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

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


         Phase II: Geological Traverses

         Senior Geologist 3 day @ $300 per day                                  $900.00
         Filing Fee                                                             $300.00
         1 Geo-technician 3 days at $150.00                                     $450.00
         (a Geo-technician is a person trained in the
         methods and procedures to collect geological,
         geochemical and geophysical data under the
         supervision of a qualified degree accredited
         geologist)
         Equipment Rental 4 wheel drive @ $50.00 per day                        $150.00
         Assays 60 @ $10.00 each                                                $600.00
         Food, Fuel etc.                                                        $200.00
         Report                                                                 $600.00
                                                                                -------
                  TOTAL                                                       $3,200.00


         Phase III

         Follow-up Geochemical sampling and detailed
         geological mapping                                                     $5,000.00
                                                                                ---------
                  TOTAL                                                         $5,000.00

         Phase IV Airborne EM Survey

         Airborne EM Survey 100 line kilometers @ $150                        $15,000.00
         per km
         Follow-up geological surveys                                         $25,000.00
                                                                              ----------
                  TOTAL                                                       $40,000.00

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

Capital Resources and Liquidity.

         As of June 30, 2004, the Company had no cash. The planned exploration expenditures of phase two and three are estimated to cost $8,200 and an additional $2,500 payment was due on the Lake Lillooet Property pursuant to the Mineral Claims Agreement on May 15, 2004 which is 12 months from the title registration on such claims. We have no plans to pay salaries to our officers or employees during the next 12 months. We do not believe we will have sufficient cash to meet our minimum exploration, including phase two and phase three, and operating costs for the next 12 months unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue or operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         On July 6, 2004, the Company amended its articles of incorporation to change the authorized capital from 50,000,000 shares of common stock to 500,000,000 shares of common stock.

         On July 23, 2004, the Company did a 10 to 1 forward stock split of its issued and outstanding shares of common stock from 9,257,000 shares to 92,570,000 shares. All references to common stock have been adjusted to reflect the stock split.

         On July 23, 2004, the Company changed its stock symbol to RIRI.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         On July 26, 2004, the Company executed an agreement and made a deposit of $55,000 to acquire a 75% interest in the Tudor Gold Property. The Tudor Gold Property is located in Tudor and Grimsthorpe Townships in the Madoc-Bancroft region of the Providence of Ontario and is located approximately 100 miles northeast of Toronto, Canada. The property consists of twenty-two contiguous unpatented mining claims containing sixty units covering approximately 2,965 acres of land. The Company intends to launch a comprehensive, property wide, surface exploration program immediately. Once further funding is acquired and the agreement can be fully executed, the Company intends to follow-up with drill testing of the mineralized zones of the property. The data derived from the drill testing of the various zones should enable the Company to identify and assess gold bearing structures to ultimately establish the size and grade of the gold resource.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number          Title of Document

10.1 Property Option Agreement between Louvicourt Gold Mines, Inc., a Quebec corporation, and Rincon Resources, Inc., a Delaware corporation, dated July 8, 2004.

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(b) Reports on Form 8-K filed.

         On April 13, 2004, the Company filed on Form 8-K under Item 1, Changes in Control of Registrant.

         On April 30, 2004, the Company filed on Form 8-K under Item 1, Changes in Control of Registrant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Rincon Resources, Inc.
(Registrant)


DATE:      August 19, 2004
     ---------------------------------


By:  /s/ Graeme Scott
Graeme Scott
President, C.E.O., C.F.O. and Director
(Principal Executive and Financial Officer)

EXHIBIT 31

                           SECTION 302 CERTIFICATIONS

I, Graeme Scott, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Rincon Resources, Inc.

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

         4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 19, 2004

/s/    Graeme Scott
Graeme Scott
President, C.E.O., C.F.O. and Director
(Principal Executive and Financial Officer)

                                   EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of Rincon Resources, Inc. on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Scott, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Graeme Scott
Graeme Scott
President, C.E.O., C.F.O.  and Director
(Principal Executive and Financial Officer)


August 19, 2004


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.