Form 10QSB
period 2004-09-30
RINCON RESOURCES, INC.
filed 2004-11-15
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 333-105008
            ---------------------------------------------------------

                             Rincon Resources, Inc.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Delaware                          87-0700927
--------------------------------------------------------------------------------
             (State or other jurisdiction             (IRS Employer
         of incorporation or organization)           Identification No.)

               2920 N Swan Road, Suite 206, Tucson, Arizona 85715
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 991-3335
                            Issuer's telephone number

Twin Ventures, Ltd., 6418 NE Agate Beach Lane, Bainbridge Island, Washington, 98110

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 92,570,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                September 30,        December 31,
                                                                              ------------------  -----------------
                                                                                     2004               2003
                                                                              ------------------  -----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $            2,699  $              76
                                                                              ------------------  -----------------

     Total Assets                                                             $            2,699  $              76
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $          202,467  $           1,800
   Accrued expenses & short term contract payable                                         84,430              4,825
   Notes payable                                                                          58,000                  -
                                                                              ------------------  -----------------

     Total Current Liabilities                                                           344,897              6,625

Long-Term Liabilities
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------

     Total Liabilities                                                                   359,897             21,625
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 92,570,000 issued at September 30, 2004 and
     December 31, 2003                                                                     9,257              9,257
   Stock to be issued                                                                         10
   Additional paid-in capital                                                            141,983            122,993
   Deficit accumulated during exploration state                                         (508,448)          (153,799)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (357,198)           (21,549)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $            2,699  $              76
                                                                              ==================  =================

                             See accompanying notes.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                   Accumulated
                                                                                                                       Since
                                                                                                                   November 21,
                                                (Unaudited)                           (Unaudited)                      2002
                                          For the Three Months                    For the Nine Months               Inception of
                                           Ended September 30,                     Ended September 30,              Exploration
                                  -------------------------------------  --------------------------------------
                                        2004              2003                  2004              2003                 State
                                  -----------------   -----------------  ------------------  ------------------  -----------------
REVENUES
   Revenues                       $               -   $               -  $                -  $                -  $               -
                                  -----------------   -----------------  ------------------  ------------------  -----------------

EXPENSES
  General and Administrative                 95,663               2,042              99,713               4,856            220,012
  General Exploration                       254,232                   -             254,232                   -            287,732
                                  -----------------   -----------------  ------------------  ------------------  -----------------

     Total Expenses                         349,895               2,042             353,945               4,856            507,744

OTHER INCOME (EXPENSE)
   Interest Expense                            (704)                  -                (704)                                  (704)
                                  -----------------   -----------------  ------------------  ------------------  -----------------

NET INCOME (LOSS)                 $        (350,599)  $          (2,042) $         (354,649) $           (4,856) $        (508,448)
                                  =================   =================  ==================  ==================  =================

Weighted Average Shares                 106,416,140         272,570,000         189,034,160         272,427,500
                                  =================   =================  ==================  ==================

Loss per Common Share             $               -   $               -  $                -  $                -
                                  =================   =================  ==================  ==================


                             See accompanying notes.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                       (Unaudited)                      2002
                                                                    For the Nine Months             Inception of
                                                                   Ended September 30,              Exploration
                                                            ------------------------------------
                                                                  2004               2003              State
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (354,649)$           (4,856)$         (508,448)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities
Depreciation                                                                -                744                744
Compensation in the form of stock                                           -                  -            102,000
Mineral rights expensed                                                     -              2,500             16,000
Increase (decrease) in accrued expenses                                79,605            (10,675)            84,430
Increase (decrease) in contract payable                                     -             (2,500)            15,000
Increase (decrease) in accounts payable                               200,667              1,300            202,467
                                                            ----------------- ------------------ ------------------
Net cash used in operating activities                                 (74,377)           (13,487)           (87,807)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                                -               (744)              (744)
Cash paid for mineral rights                                                -             (2,500)           (16,000)
                                                            ----------------- ------------------ ------------------
Net cash used by investing activities                                       -             (3,244)           (16,744)
                                                            ----------------- ------------------ ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans                                                    58,000                  -             58,000
Common stock to be issued                                              19,000                  -             19,000
Proceeds from stock issuance                                                -             16,750             30,250
                                                            ----------------- ------------------ ------------------
Net Cash Provided by Financing  Activities                             77,000             16,750            107,250
                                                            ----------------- ------------------ ------------------

Net Increase (Decrease) in
   cash and cash equivalents                                            2,623                 19              2,699
Cash and cash equivalents at
   beginning of the period                                                 76                 80                  -
                                                            ----------------- ------------------ ------------------
Cash and cash equivalents at end of the period              $           2,699 $               99 $            2,699
                                                            ================= ================== ==================

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                       (Unaudited)                      2002
                                                                    For the Nine Months             Inception of
                                                                   Ended September 30,              Exploration
                                                            ------------------------------------
                                                                  2004               2003              State
                                                            ----------------- ------------------ ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                    $               - $                - $                -
Income Taxes                                                $               - $                - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------























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

         The unaudited financial statements as of September 30, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 26, 2004, the Company executed an agreement and made the 1st statutory payment of $55,000 to acquire a 75% interest in the Tudor Gold Property. The Tudor Gold Property is located in eastern Ontario, Canada approximately 100 miles northeast of Toronto. The property lies within Tudor and Grimsthorpe Townships. The property consists of twenty-two contiguous unpatented mining claims containing sixty units covering approximately 2,965 acres of land. The Company intends to launch a comprehensive, property wide, surface exploration program immediately. The Company intends to follow-up with drill testing of the mineralized zones of the property. The data derived from the drill testing of the various zones should enable the Company to identify and assess gold bearing structures to ultimately establish the size and grade of the gold resource.

         On November 21, 2002, the Company acquired mineral claims (the "Ritz Claims") located in the Lillooet Lake Region of Southwest British Columbia, Canada. The property consists of twenty unpatented two post mineral claims and one unpatented four post mineral claim representing forty units that have been staked and recorded in the Lillooet mining division. The Company has not commenced economic production and is therefore still considered to be in the exploration stage.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION (continued)

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to September 30, 2004. The Company has not realized economic production from its mineral properties as of Septmeber 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment not in service is not depreciated.

         During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has obtained samples, and an independent engineer has deemed the properties may contain platinum group metals, management has chosen to follow the more conservative method of accounting by expensing all mineral costs, for which there is no feasibility study.

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation and Transactions

         The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and nine months ended September 30, 2004 and 2003 are not presented as it would be anti-dilutive.

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

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES

         Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

         On July 26th, 2004, the Company executed an agreement with Louvicourt Gold Mines Inc. and made a first payment of $55,000.00 (US) to acquire a 75% interest and the rights to explore a series of gold occurrences situated on the Tudor Gold Property. The President of Louvicourt Gold Mines Inc. is Fenton Scott, is a related party and father of Graeme F. Scott, the President and CEO of the Company. Additionally, Graeme F. Scott was a past director of Louvicourt Gold Mines, Inc. See Footnote #8 for a description of this Project.

NOTE  4  -  MINERAL  PROPERTIES  AND  MINING  EQUIPMENT

         The Company's net investment in mineral properties and mining equipment includes the "Ritz Claim" as described in footnote #1. All costs related to the claim have been expensed in accordance with Generally Accepted Accounting Principles for the industry.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE  7 -  SHAREHOLDERS'  EQUITY (continued)

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         On July 26, 2004, the Company executed an agreement and made the 1st statutory payment of $55,000 to acquire a 75% interest in the Tudor Gold Property. The Company agreed to pay to the Owner:

         1. $55,000 upon the full execution of the Agreement.
         2. $55,000 on or before one year from the date of full execution of theis Agreement. 3. 100,000 shares upon full execution of this Agreement, and 4. 200,000 shares on or before one year from the date of full execution of this
                  Agreement.

         Provided the Company makes the Option Payments and advanced the Exploration Funds required for Work Programs costing a total of $1,250,000, the Company shall have earned an immediately vested further twenty-five (25%) percent interest in the Mineral Claims (bringing the Companies interest in the Mineral Claims at such time up to seventy-five (75%) percent.

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - ACQUISITIONS (continued)

Work Programs on the Mineral Claims by advancing Exploration Funds to the Owner, acting as the Operator, on the following basis:

         1. by no later than July 31, 2004, Rincon will advance Exploration Funds of $150,000
         2. by no later than one year from the signing of this Agreement, Rincon will advance additional Exploration Funds of $350,000;
         3. by no later than two years from the signing of this Agreement, Rincon will advance additional Exploration Funds of $250,000; and
         4. by no later than 4 years from the signing of this Agreement, Rincon advance additional Exploration Funds of $1,250,000.

         The Tudor Gold Property is located in Tudor and Grimsthorpe Townships in the Madoc- Bancroft region of the Providence of Ontario and is located approximately 100 miles northeast of Toronto, Canada. The property consists of twenty-two contiguous unpatented mining claims containing sixty units covering approximately 2,965 acres of land. The Company intends to launch a comprehensive, property wide, surface exploration program immediately. Once further funding is acquired and the agreement can be fully executed, the Company intends to follow-up with drill testing of the mineralized zones of the property. The data derived from the drill testing of the various zones should enable the Company to identify and assess gold bearing structures to ultimately establish the size and grade of the gold resource.

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

                             RINCON RESOURCES, INC.
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

Overview

         Since our inception, the company's operations have been devoted primarily to identifying, purchasing and completing the initial exploration work on a mineral property. The aim of the company was to grow through exploration of the Lillooet Lake property ( the "Ritz Claims") and also the identification and acquisition of other properties with mineral exploration. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property's.

         Exploration state expenses from inception through September 30, 2004 were $287,732 for general exploration costs related to the mineral rights of the exploration properties and $220,012 of general and administrative costs related mainly to stock compensation for services of $102,000, bank charges, accounting charges of $5,100, legal charges of $11,535, consulting charges of $39,500, office/web site costs, and interest expense of $704 for a total expense of $508,448 as captioned in the financial statement's statement of operations. Included in the exploration expense was $16,000 of cash paid on the initial payment for the Lilloet property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Plan of Operation

The Company proposes to do additional exploration on the Tudor Gold Property. This property is underlain by north-northeast trending, steeply dipping mafic metavolcanic units, tuffaceous rhyolite and argillaceous-graphite bearing metasedimentary units. The property is on an 11 kilometre long section of the Moira River Fault Zone which strikes over 22 kilometres and contains several small past-producing high-grade gold mines. Faulting on the property follows the metavolcanic - metasedimentary contact. Faulted mafic metavolcanic and rhyolite units provide a long series of parallel structural traps which host significant and high-grade gold mineralization. The two major gold structures include: 1.) the Main Prospect, found in rhyolite tuff and, 2.) the Vardy - Homestake Zone, situated in deformed and Fe carbonate altered mafic metavolcanic rock. In both structures, gold mineralization is associated with extensive silica flooding. In the Vardy - Homestake Zone, gold mineralization also occurs with quartz veins and in quartz stringer stock work systems. Historically, most exploration for gold mineralization has focused on the Main Prospect. Systematic trenching and diamond drilling have tested gold mineralization in a 3.5 km long section of rhyolite. Mapping and prospecting surveys by the property owners and recent discoveries by others suggest the gold-bearing rhyolite unit has a potential strike-length extending beyond the 11 km length of property. Similar exploration surveys were completed on the Vardy - Homestake Zone by Homestake Minerals but most results of the surveys were not reported. Prospecting and geophysical surveys by the property owners and recent discoveries by others also suggest a potential strike-length exceeding the property boundary. Further exploration of the property is warranted. An initial phase will focus on defining of the major gold-bearing structures using a series of ground investigation surveys and geological mapping. Simultaneously, a diamond drill program will continue to test the dip and strike extensions of the Main Prospect and provide data for the calculation of a gold resource compliant to current industry guidelines. Results of the ground surveys and drill program will be used to guide a drill program during a second phase of exploration of the property. A second phase of drilling will test dip extensions and strike continuity of gold mineralization in the Vardy - Homestake Zone and continue to explore the Main Prospect at depth. A budget and strategy for such a program includes:

GEOLOGICAL MAPPING AND PROSPECTING

         Geological mapping and prospecting will focus on areas not covered by previous surveys and where extensions of known gold mineralization potentially exist. Map A outlines the areas to survey. Areas of priority include:

1.) defining the north-south strike extension of the
         rhyolite hosting the Main Prospect,
2.) defining the extent and attitude of the Fe-carbonate / deformation zone hosting the Vardy
         Zone and Homestake South Extension,
3.) establishing the extent of gold mineralization between the Vardy Zone and the Homestake
         South Extension, thus linking the two prospects, 4.) define the extent of parallel gold mineralization situated proximal to the Vardy- Homestake
         Zone in addition to exploring for new and parallel gold zones, 5.) investigate several conductive features with coincident gold-soil anomalies situated parallel to the Main Prospect,
6.) establish a geological relationship between the Hodgson Prospect situated at the south end of the property and the gold-bearing structures hosting the Main Prospect and the Vardy-Homestake Zone,
7.) investigate zinc-copper (+Au-Ag) potential within metasedimentary units proximal to gold-bearing horizons.

     Geological mapping of the property will take approximately 35 days and will include some grid construction for control over the surveys.

SOIL SURVEY

         Historically, soil surveys preformed in this region have proven to be effective in outlining gold mineralization. Thin overburden and abundant outcrop combine to make the property very amendable to such surveys. Priority areas for sampling are situated within a 200 to 500 metre wide gold-bearing corridor extending for the entire length of the property. Soil sampling within the corridor will be at 25 metre intervals on grid lines spaced 100 metres apart. Directly over major gold- bearing structures and on strike from the areas of mineralization, the sample density will be increased to 12.5 metre intervals on grid lines spaced 50 metres apart. A soil survey to adequately cover the corridor hosting the gold mineralization will require approximately 1000 samples and take 12 days to complete.

OVERBURDEN STRIPPING, CHANNEL SAMPLING, METALLURGICAL TESTING

         Past exploration of the Main Prospect included a phase of mechanical stripping and channel sampling. Fourteen trenches follow the mineralization in the Main Prospect for a distance of 1.3 km. Weather conditions during the program prevented complete channel sampling of all the trenches and as a result, many mineralized sections were not sampled. To provide adequate surface representation of grade and width of mineralized zones in the Main Prospect, further sampling of the trenches is recommended. To remain consistent with previous sampling programs, samples will be saw-cut using a diamond-blade saw. The program will focus on:

1.) resample the major mineralized sections within
              the Main Prospect,
2.) decrease sample size to prevent dilution and
              localize areas of "high-grade"
              mineralization,
3.) systematically channel sample the "Christie
              Shoot" which consistently yields stronger gold values and has an apparent strike-length of 300 metres,
4.) collect a minimum sample size of the Christie
              Shoot for metallurgical testing.

         There are a series of unreported trenches over the Homestake South Extension which have been completed as part of Homestake Minerals exploration of the Fe carbonate-deformation zone hosting Vardy - Homestake Zone. Many of the trenches have sections saw-cut for systematic sampling but the samples had not been removed during Homestake's program. Grab-samples from some of the trenches recently collected by the property owners suggest widespread anomalous gold mineralization. The results indicate mapping and removing saw-cut sections for gold analyses is warranted.

         Manual overburden stripping and power-washing is recommended for the Vardy Prospect. Exposures should be channel sampled and mapped in detail. Similar recommendations can be applied to any new gold occurrences found by other surveys occurring in the area.

         The time required to sample the known gold occurrences on the property is estimated to be 25 days. Approximately 300 rock samples will be collected.

TARGETS RECOMMENDED OF DIAMOND DRILL TESTING

Phase 1.
         A 1300 metre diamond drill program comprised of 8 holes ranging 125 to 200 metres in length is recommended to further evaluate the potential of the Main Prospect. The program is designed to test the strike and down-dip extensions of surface mineralization and some of the better gold intersections obtained in previous drill programs on the deposit. Locations of the proposed drill holes are outlined on Map C.

Specifically, the program will focus on:

1.) strike and dip extensions of the Christie Shoot
              and parallel mineralized fractures,
2.) the dip extension of mineralization intersected
              in drill hole: DT-95-12 which has a
              weighted average of 1.5 g/t Au across 55 metres. The section includes an interval assaying 2.4 g/t Au over 22 metres and contains several shoots each ranging 1.4 to 1.8 metres in width and assaying 5.3 to 7.6 g/t Au.
3.) establish the continuity of gold mineralization
              north of previous drill hole locations.

         Phase 2

         A second phase of exploration will consist primarily of diamond drilling. The program will:

         1.) test dip and strike extension of the gold occurrences found within the Vardy - Homestake Zone,

         2.) test new occurrences discovered by the prospecting and soil surveys outlined in Phase 1,
4.) test Main Prospect at depth and outline tonnage
              for a resource estimate.
5.) locate an area within the deposit suitable for
              bulk sampling and test mining.

         A proposed budget for Phase 1 and Phase 2 exploration programs is outlined as follows


PHASE 1.

GRID CONSTRUCTION                                          $5,000
GEOLOGICAL MAPPING & PROSPECTING                           17,500
SOIL SAMPLE SURVEY                                           6,000
TRENCH SAMPLING, MAPPING, METALLURGICAL TESTING            14,800
ROCK SAMPLE ANALYSES                600 SAMPLES            13,200
"B" HORIZON SOIL ANALYSES           1000 SAMPLES           22,000
DIAMOND DRILL PROGRAM               1300 METRES            71,500
                                                           ------
                                                           $150,000
PHASE 2.

DIAMOND DRILL PROGRAM               6300 METRES            $350,000


TOTAL PHASE 1 + PHASE 2                                    $500,000

Management will use its best efforts to raise the additional funds to carry out the planned exploration program but there is significant risk that we may not secure the necessary funding.

         If we are successful in completing the exploration and if management determines the results merit further exploration the plan is to raise additional capital, and/or seek an industry partner to pay the further costs of operations. There is no assurance we will be successful in raising the funds or finding a joint venture partner in order to complete further exploration. We could be forced to abandon the property or sell it for a significant loss if we are unable to secure the necessary capital.

         If mineralization is not found on the property or if we cannot recover the metals profitably, then we intend to pursue other properties for exploration. The purchase and explorations of such properties will depend on our ability to raise additional capital. If we are unable to raise additional capital, then we may need to cease operations if there is no mineral found on the property or if the metals cannot be recovered profitably.

Capital Resources and Liquidity.

         As of September 30, 2004, the Company had $2,699 in cash. We will need to raise additional capital to continue or operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         The Company changed its auditing firm to Robison Hill & Co. located in Salt Lake City, Utah. There are no disagreements or disputes with the previous auditing firm and the change is simply to switch to a firm more familiar with mining operations.

         The Company changed its legal counsel for the Company in securities matters to Kevin S. Sherlock, Esq. located in Tucson, Arizona. There are no disagreements or disputes with the previous legal counsel and the change is simply to switch to a firm more familiar and located more conveniently to the Company's headquarters.


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

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Rincon Resources, Inc.
         (Registrant)


         DATE:      November 12, 2004


         By:  /s/ Graeme Scott
         Graeme Scott
         President, C.E.O., and Director
         (Principal Executive Officer)


         /s/    Bryan E. Rhodes
         Bryan E. Rhodes
         Secretary/Treasurer, C.F.O., and Director
         (Principal Financial Officer)