Form 10KSB
period 2004-12-31
RINCON RESOURCES, INC.
filed 2005-03-29
CIK 1230795

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from               To
                                             --------------   ------------------


Commission file number   333-105008

                              CALIBER ENERGY, INC.
                 (Name of small business issuer in its charter)

                 Delaware                            87-0700927
       State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization             Identification No.)


         11300 W. Olympic Blvd., Ste. 800, Los Angeles, California 90064
         ---------------------------------------------------------------
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (661) 477-7699
                                                       ---------------

      Rincon Resources, Inc., 2920 N. Swan Road #206, Tucson, Arizona 85712
      ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                         Common Stock Par Value $0.0001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 21, 2005, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $12,982,400. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2004, was as follows: 92,570,000 common shares, $.0001 par value per share.

Total revenues for fiscal year ended December 31, 2004: $0

At December 31, 2004 the number of shares of common stock outstanding was 92,570,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS


         Caliber Energy, Inc. (formerly Rincon Resources, Inc.) (formerly Twin Ventures, Ltd.) (the Company), an exploration state company, was incorporated on November 6, 2002 in the State of Delaware as Twin Ventures, Ltd. On June 18, 2004, the Company's name was changed to Rincon Resources, Inc. On March 14,
2005, the Company changed its name to Caliber Energy Inc. The Company is headquartered in Tucson, Arizona.

         The Company is an exploration state mining and mineral company. On November 21, 2002 the Company became actively engaged in acquiring mineral properties, raising capital, and exploring and developing properties for production. The Company has not conducted any significant mining operations or mining activities from inception; accordingly, the Company is deemed to be in the exploration state.

         On November 21, 2002, the Company acquired mineral claims (the "Ritz Claims") located in the Lillooet Lake Region of Southwest British Columbia, Canada. The property consists of twenty unpatented two post mineral claims and one unpatented four post mineral claim representing forty units that have been staked and recorded in the Lillooet mining division. For purposes of recording the Ritz Claims the Company acquired New Heights Capital Corporation (a Canadian corporation) and transferred the claims the subsidiary in exchange for 100% of the subsidiary's outstanding stock. These claims have since lapsed

         On July 26, 2004, the Company executed an agreement and made the 1st statutory payment of $55,000 to acquire a 75% interest in the Tudor Gold Property. The Tudor Gold Property is located in eastern Ontario, Canada approximately 100 miles northeast of Toronto. The property lies within Tudor and Grimsthorpe Townships. The property consists of twenty-two contiguous unpatented mining claims containing sixty units covering approximately 2,965 acres of land. The Company in 2004 launched a comprehensive, property wide, surface exploration program. The Company intended to follow-up with drill testing of the mineralized zones of the property. The data derived from the drill testing of the various zones should enable the Company to identify and assess gold bearing structures to ultimately establish the size and grade of the gold resource.

         The Company has not commenced economic production and is therefore still considered to be in the exploration stage.

         The Company agreement to acquire a 75% interest in the Tudor Gold Property is with Louvicourt Gold Mines Inc, a Canadian public company. The President of Louvicourt Gold Mines Inc. is Fenton Scott, a related party and father of Graeme F. Scott, the President and CEO of the Company. Additionally, Graeme F. Scott was a past director of Louvicourt Gold Mines, Inc.

DESCRIPTION OF PROPERTY

         The Tudor Gold Property is located in Tudor and Grimsthorpe Townships in the Madoc- Bancroft region of the Providence of Ontario and is located approximately 100 miles The property is situated in Proterozoic units of the Grenville Structural Province of the Precambrian Shield and is underlain by steeply dipping mafic metavolcanic flows, metasedimentary schists and felsic tuffaceous units. The property is on a section of a regional shear structure called the "Moira River Fault." Three historic small-scale gold mines are located along the fault.

         Past work on the Tudor Property has shown that the claims are crossed by a series of rhyolite tuffaceous units that extend over 20 kilometers (12.4 miles) through Tudor, Grimsthorpe and Cashel Townships. On the property, gold mineralization occurs in a rhyolite unit that extends across the entire length of the property and averages 1 to 125 metres (410 ft) wide. In a 3.5 kilometer (2.2 miles) section where the rhyolite unit averages 50 to 125 metres (164 - 410
ft) wide, a series of en echelon  fractures ranging 0.5 to 22 metres (1.6 - 72.2
ft) wide form the gold structure called the "Main Prospect." Typical gold-bearing rhyolite is mylonitized, silicified and contains disseminated to stringers of arsenopyrite and pyrite.

         Within the 3.5 km (2.2 mile) section of rhyolite hosting the Main Prospect, three areas have been tested by 18 shallow inclined diamond drill holes and a 1.8 km (1.1 mile) section has been extensively trenched with trenches crossing the rhyolite unit at intervals of 50 and 100 metres (164 and 328 ft) apart. The trenches expose 1 to 6 parallel sheared fractures ranging 1 to 15 metres (3.3 - 49.2 ft) wide and striking up to 600 metres (1968 ft) in length. Gold assays taken from mineralization exposed on surface range 0.5 grams per tonne over 15 metres (49.2 ft) to 72.9 grams per tonne over 0.9 metres (3
ft). Drill core samples of mineralization have returned values ranging: 1.2 grams per tonne across 50 metres (164 ft) which included 2.2 grams per tonne across 22.2 metres (72.8 ft) to narrower higher-grade sections ranging 6.3 grams per tonne across 2.5 metres (8.2 ft) and included an interval of 11.5 grams per tonne across 1.5 metres (4.9 ft). Native gold has been found at several locations on surface and in drill core. All drill holes in the rhyolite unit have intersected gold mineralization similar to surface showings and the deepest holes have intersected gold mineralization down to a vertical depth of 70 metres (230 ft). In the Main Prospect, the lateral and vertical lengths of the gold-bearing structures have yet to be defined.

         The rhyolite units crossing the property are paralleled by mafic metavolcanic rocks that contain alteration -- deformation zones formed by faulting associated with the Moira River Fault. Faulted mafic metavolcanic rocks are variably sheared, brecciated and altered to Fe-carbonated chlorite and sericite schists. From 1989 to 1992, in Grimsthorpe Township, Homestake Minerals extensively examined gold mineralization in a 6-kilometer (3.7 mile) section of a shear zone that crosses onto the Tudor Property. Gold mineralization within the structure is associated with disseminated pyrite, arsenopyrite and chalcopyrite in silicified zones and associated quartz veins. In 1998, additional gold mineralization was discovered in the shear zone on the Tudor Property. The discovery of the "Vardy Prospect" represents a second gold target on the property. Gold values up to 22 g/t have been obtained from sheared and silicified mafic metavolcanic schists and native gold has been found in quartz veins. Combined with recent ground magnetometer and VLF-electromagnetic surveys, the location of the Vardy Prospect suggests gold mineralization could extend an additional 2 km across the Tudor Property from the mineralization defined by Homestake Minerals. The recent addition of the "Hodgson Prospect" which is reported to host gold mineralization of +2 grams per tonne in sheared mafic metavolcanic rock suggests a potential gold-bearing horizon extends over 10 kilometers (6.2 miles) across the Tudor Property.

         The exploration focus of Rincon for Phase 1 was to initially confirm and validate the historical data and move towards evaluating new gold occurrences in a comprehensive manner. Mapping, sampling, prospecting, line-cutting, channel sampling and diamond drilling will be the precursor to a Phase 2 'sizable drill program.' From historical data, Rincon is confident that a resource exists in the Main Prospect and this resource will be enhanced by gold mineralization in the Vardy -- Homestake -- Hodgson Zones." An initial drill program will test depth extensions and lateral continuity of the gold-bearing structures in the Main Prospect and the results will initiate the formation of a database for tonnage and grade calculations. The Company launched comprehensive, property wide, surface exploration program. Once further funding is acquired and the agreement can be fully executed, the Company intends to follow-up with drill testing of the mineralized zones of the property. The data derived from the drill testing of the various zones should enable the Company to identify and assess gold bearing structures to ultimately establish the size and grade of the gold resource.

INDUSTRY OVERVIEW

CANADA

         Canada is one of the world's top gold producers, after South Africa, the USA and Australia. Canada produced 140,529 kg of gold in 2003 from 330 gold mines which accounted for more than 90% of production. Several of Canada's gold mines have closed as a result of the low gold price and exhausted ore reserves. Remaining production came from placer workings and base metal by products.

         The low price of gold and the depletion of reserves are responsible for the closure of nine mining operations over the past two years. By the end of 2002, there were only about 30 mines remaining in Canada; 10 years earlier, there were more than 50. This decrease in the number of operations is forecast to continue for a few years with 8-10 other mines expected to cease operations by 2005 when their economic reserves are depleted. The lost production resulting from these closures is not expected to exceed 5 t of gold and could be compensated for by the expansion and resumption of production at existing mines. Gold produced in Canada comes primarily from gold mines, which account for 92.5% of the total. The remainder is produced by base-metal (6%) and placer (1.5%) mines. Almost 90% of Canadian gold mines are underground operations where productivity is relatively high, which keeps production costs among the lowest in the world.

         In the last several months, a dramatic rise in the price of gold has drastically changed overall economics for many operations and has spawned a renewed flurry of exploration activity on projects and prospects that were, until recently, considered sub-economic.

         Several major mining companies are actively producing gold from Canada, including Placer Dome, Barrick and TVX Newmont Americas (TVXNA). Other major producers are Miramar Mining, Kinross Gold, Newmont and Cambior. Gold is also produced as a by product from most of the base metal mines in Canada. The merger between Barrick and Homestake produced one of the world's largest gold mining companies.

EMPLOYEES

         As of the date of this Report, we do not have any employees other than our directors and officers.

         We have  executed  a  Consulting  Agreement  with our  Chief  Executive
Officer, Graeme Scott whereby he will provide us with general management consulting services for a monthly retainer of $5,000. This agreement can be cancelled by either party with a month's notice of termination.

         We executed a consulting agreement with our former Chief Financial Officer and Director, Bryan Rhodes whereby he provided us with general financial and administrative consulting services for a monthly retainer of $2,500. Mr. Rhodes resigned his positions with the Company effective January 8, 2005.

RISK FACTORS

         In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

UNSUCCESSFUL OPERATING HISTORY

         We have a limited operating history upon which an evaluation of our future prospects can be made. We have entered into the business of evaluation, acquisition, exploration, and development of Gold mining prospects. We will be reviewing additional business acquisition opportunities in this field if and when they become available. We do not have any operating history in the Oil and Gas acquisition, exploration and development industry and can not give assurances that we will be successful in securing revenues from results of any future Oil and Gas exploration and development activities.

         Even though we have partially completed subscriptions to an Equity Financing and secured loans from a director of the Company, there is no guarantee that we will be able to raise the additional financing necessary to develop our business plan or acquire new business assets.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ACQUIRE ANY ASSETS

         As of December 31, 2004, we had insufficient funds to meet our obligations in connection to the mining exploration and development interests that we purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

         We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

o                  Market conditions;
o                  Investor acceptance of potential business assets; and
o                  Investor sentiment.

         These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the mining interests that we acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR OPERATIONS, OUR BUSINESS WILL FAIL.

         If we are unable to generate significant revenues from any operations resulting from our Mining exploration and development activities or any business interest we acquire, we will not be able to achieve profitability or continue operations.

BECAUSE THE TRADING MARKET FOR OUR SHARES IS SPECULATIVE AND VOLATILE, SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES.

         Our shares of common stock are quoted for trading on the OTC Bulletin Board and have been trading through the facilities of that quotation system. Due to the volatile and speculative nature of our trading market, we cannot assure you that you will be able to sell your shares for a reasonable price.

OUR SECURITIES MAY BE SUBJECT TO PENNY STOCK REGULATION.

         If the trading market for our securities remains volatile and the price of our common shares remains below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this Report.


                                      ITEM 2   DESCRIPTION OF PROPERTY


         Our executive offices are located at 11300 W. Olympic Blvd., Ste. 800, Los Angeles, CA 90064. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.


                            ITEM 3 LEGAL PROCEEDINGS


         There are no legal proceedings pending or threatened against us.


                       ITEM 4 SUBMISSIONS OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         None.

                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The stock is traded on the OTC Bulletin Board with the trading symbol CALB.OB.

         Our shares of common stock have been quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board since July 1, 2004. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning July 1, 2004 (first day of trading) to December 31, 2004.


---------------------------------------------------------------------------------------
                     2004                               HIGH               LOW
---------------------------------------------------------------------------------------
January 1, 2004 to March 31, 2004*                     $0.00             $0.00
---------------------------------------------------------------------------------------
April 1, 2004 to June 30, 2004*                        $0.00             $0.00
---------------------------------------------------------------------------------------
July 1, 2004 to September 30, 2004                     $0.17             $0.06
---------------------------------------------------------------------------------------
October 31, 2004 to December 31, 2004                  $0.28             $0.06
---------------------------------------------------------------------------------------

         * There were no trading activities of shares in our common stock during this period.

         The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

         There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

         We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities in 2004.

                 ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this document.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in the notes to the financial statements, we have experienced losses from inception. Our financial position and operating results raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

         Since the company's inception, operations were devoted primarily to identifying, purchasing and completing the initial exploration work on a single mineral property. The aim of the company was to grow through exploration of the Lillooet Lake property (the "Ritz Claims") and also the identification and acquisition of other properties with resource potential.

         Caliber Energy, Inc. completed a name change from Rincon Resources, Inc. and the Company now trades under the symbol CALB.OB. In conjunction the Company completed a forward share split. Effective July 23, 2004, the outstanding shares in the capital stock of the Company were posted and traded under a forward share split such that each share of common stock prior to the split shall be exchanged for 10 post-split shares of common stock.

         The Company implemented an effective name change to reflect the new direction in management and future operations. Management's new mandate is to identify and pursue unique growth opportunities, which now exist in the resource sector. The Company will target resource acquisitions in which factors such as long term demand, supply shortfalls, and/or Geo-political and economic instability will continue to push prices forward. Management has identified gold as a commodity with a strong future. The Company will also aggressively continue to review potential acquisitions of gold and other resource projects, which fit the company's new mandate to increase shareholder value in the short term.

ON AUGUST 3RD THE COMPANY ANNOUNCED ITS NEW MANAGEMENT TEAM.

Caliber's President, Mr. Graeme Scott -- A professional geologist with over 20 years experience in the mineral science and mining industry. During this time, Mr. Scott has conducted and managed mineral exploration and development projects for precious and base metals, diamonds, and industrial minerals throughout the Americas.

Caliber's Secretary & Treasurer, Bryan E. Rhodes -- In addition to his studies in geology, Mr. Rhodes' subsequent education includes a Masters of Science in Human Resource Management from Troy Sate, along with a BA in Political Science earned at the University of Arizona. Mr. Rhodes has been involved with several publicly traded companies in a financial management capacity. Mr. Rhodes resigned from his positions with the Company effective January 8, 2005.

Other Directors of the Company include Mr. Victor L. Perkell, L.L.B. who has been a member of the bar since 1993 when he practiced as a sole practitioner and later founded the partnership of Bedford-Jones & Perkell in Toronto. An attorney in several high-profile cases with a commercial practice, he retired from private practice in the late 1990s to consult and manage various business interests in the Toronto area

         On July 26th the Company announced that an agreement was executed by the Company to acquire a 75% interest in the Tudor Gold Property. The Tudor Gold Project is located in Southern Ontario, 100 miles north east of Toronto, Canada.

         Under the terms of the agreement, the Company will earn to acquire its interest in the property that consists of 22 contiguous unpatented mining claims containing 60 units and covers approximately 1,200 hectares of land. The Company was granted an option by Louvicourt Gold Mines Inc. to acquire 50% of the mineral rights to the property by making option payments to Louvicourt of $ 110,000 (US) and incurring exploration expenditures of $750,000 (US) within two years. The Company can increase this property interest to 75% by incurring an additional exploration expenditure of $1,250,000 (US) within 4 years.

         During a property due diligence visit by the President of Rincon, Mr. Graeme Scott, six rock samples were collected from several of the gold-bearing structures tested by the channel sampling program. Results of fire assays completed by SGS Lakefield Research Ltd. include:

   Sample No.   Location                           Assay
   TU-1         10+65S  0+65W   Footwall Zone   4.18 g/t      0.123 oz/t
   TU-2         9+95S   0+90W   Christie Shoot    2.46 g/t       0.071 oz/t
   TU-3         10+10S  0+90W   Christie Shoot   17.5 g/t       0.511 oz/t
   TU-4         9+75S   1+20W   Road Zone           5.6 g/t       0.164 oz/t
   TU-5         12+00S  1+20W   Christie Shoot   3.93 g/t       0.115 oz/t

         Management felt that both the nature and size of the mineralized zones at Tudor indicates the potential for a large gold resource. Gold at Tudor occurs within a rhyolite unit that extends for 7 kilometers on the property. Sampling of this unit consistently returns anomalous gold values with higher-grade shoots and some visible gold. The project is further enhanced by good infrastructure and a location close to existing markets. Upon completing the acquisition, the Company planned to immediately launch a comprehensive, property wide, surface exploration program on the Tudor Gold Project followed by drill testing of the gold bearing structures.

GEOLOGICAL MAPPING AND PROSPECTING

         Geological mapping and prospecting will focus on areas not covered by previous surveys and where extensions of known gold mineralization potentially exist. Areas of priority include:

1. Defining the north-south strike extension of the rhyolite hosting the Main Prospect,
2. Defining the extent and attitude of the Fe-carbonate / deformation zone hosting the Vardy Zone and Homestake South Extension
3. Establishing the extent of gold mineralization between the Vardy Zone and the Homestake South Extension, thus linking the two prospects
4. Define the extent of parallel gold mineralization situated proximal to the Vardy- Homestake Zone in addition to exploring for new and parallel gold zones
5. Investigate several conductive features with coincident gold-soil anomalies situated parallel to the Main Prospect
6. Establish a geological relationship between the Hodgson Prospect situated at the south end of the property and the gold-bearing structures hosting the Main Prospect and the Vardy-Homestake Zone
7. Investigate zinc-copper (+Au-Ag) potential within metasedimentary units proximal to gold-bearing horizons.

         Geological mapping of the property will take approximately 35 days and will include some grid construction for control over the surveys.

SOIL SURVEY

         Historically, soil surveys preformed in this region have proven to be effective in outlining gold mineralization. Thin overburden and abundant outcrop combine to make the property very amendable to such surveys. Priority areas for sampling are situated within a 200 to 500 meter wide gold-bearing corridor extending for the entire length of the property. Soil sampling within the corridor will be at 25 meter intervals on grid lines spaced 100 metres apart. Directly over major gold- bearing structures and on strike from the areas of mineralization, the sample density will be increased to 12.5 meter intervals on grid lines spaced 50 metres apart. A soil survey to adequately cover the corridor hosting the gold mineralization will require approximately 1000 samples and take 12 days to complete.

OVERBURDEN STRIPPING, CHANNEL SAMPLING, METALLURGICAL TESTING

         Past exploration of the Main Prospect included a phase of mechanical stripping and channel sampling. Fourteen trenches follow the mineralization in the Main Prospect for a distance of 1.3 km. Weather conditions during the program prevented complete channel sampling of all the trenches and as a result, many mineralized sections were not sampled. To provide adequate surface representation of grade and width of mineralized zones in the Main Prospect, further sampling of the trenches is recommended. To remain consistent with previous sampling programs, samples will be saw-cut using a diamond-blade saw. The program will focus on:

1.       Resample the major mineralized sections within the Main Prospect,
2. Decrease sample size to prevent dilution and localize areas of "high-grade" mineralization
3. Systematically channel sample the "Christie Shoot" which consistently yields stronger gold values and has an apparent strike-length of 300 metres
4. Collect a minimum sample size of the Christie Shoot for metallurgical testing.

         There are a series of unreported trenches over the Homestake South Extension, which has been completed as part of Homestake Minerals exploration of the Fe carbonate-deformation zone hosting Vardy - Homestake Zone. Many of the trenches have sections saw-cut for systematic sampling but the samples had not been removed during Homestake's program. Grab-samples from some of the trenches recently collected by the property owners suggest widespread anomalous gold mineralization. The results indicate mapping and removing saw-cut sections for gold analyses is warranted.

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

TARGETS RECOMMENDED OF DIAMOND DRILL TESTING

PHASE 1.

         A 1300 meter diamond drill program comprised of 8 holes ranging 125 to 200 metres in length is recommended to further evaluate the potential of the Main Prospect. The program is designed to test the strike and down-dip extensions of surface mineralization and some of the better gold intersections obtained in previous drill programs on the deposit.

         Specifically, the program will focus on:

1. Strike and dip extensions of the Christie Shoot and parallel mineralized fractures,
2.       The  dip  extension  of  mineralization   intersected  in  drill  hole:
         DT-95-12, which has a weighted average of 1.5 g/t Au across 55 metres. The section includes an interval assaying 2.4 g/t Au over 22 metres and contains several shoots each ranging 1.4 to 1.8 metres in width and assaying 5.3 to 7.6 g/t Au.
3. Establish the continuity of gold mineralization north of previous drill hole locations.

PHASE 2.

         A second phase of exploration will consist primarily of diamond drilling. The program will:

1. Test dip and strike extension of the gold occurrences found within the Vardy - Homestake Zone
2. Test new occurrences discovered by the prospecting and soil surveys outlined in Phase 1

3. Test Main Prospect at depth and outline tonnage for a resource estimate.
4. Locate an area within the deposit suitable for bulk sampling and test mining.

         The budget proposed by the project operator for Phase 1 and Phase 2 exploration programs is outlined as follows:

PHASE 1.
GRID CONSTRUCTION                                                      $5,000
GEOLOGICAL MAPPING & PROSPECTING                                       17,500
SOIL SAMPLE SURVEY                                                      6,000
TRENCH SAMPLING, MAPPING, METALLURGICAL TESTING                         4,800
ROCK SAMPLE ANALYSES                600 SAMPLES                        13,200
"B" HORIZON SOIL ANALYSES           1000 SAMPLES                       22,000
DIAMOND DRILL PROGRAM               1300 METRES                        71,500
                                                                       ------
                                                                     $150,000
PHASE 2.

DIAMOND DRILL PROGRAM               6300 METRES                      $350,000

TOTAL PHASE 1 + PHASE 2                                              $500,000

RESULTS OF EXPLORATION

         In August, Rincon initiated the exploration program on the Tudor Property that focused on the Main Prospect, Vardy, Homestake and Hodgson Zone's. Management will use its best efforts to raise the additional funds to continue to carry out the planned exploration program.

         On October 19th the Company reported progress at the Tudor Gold Project.; in preparation for a property wide drill campaign planned for December the Company's field team has completed a prospecting and geological mapping program focused on developing additional drill targets.

         Sixty one (61) rock samples were collected over the north section of the Tudor Gold Property with the survey program focused on exploring a series of gold bearing alteration zones. Gold mineralization in the 'Vardy-Homestake Zone' occurs with silicified sections containing fine-disseminated pyrite, arsenopyrite and chalcopyrite. Results of 34 rock samples collected at various intervals along the Vardy-Homestake Zone returned 24 gold analyses of greater than 0.3 grams per tonne (0.009 oz per ton). A high value of 17.4 grams per tonne (0.51 oz per ton), was taken at the Vardy Prospect from a 0.5 meter interval contained within a 3.5 meter (11.5 ft) section, which averaged 4.1 grams per tonne (0.12 oz/t).Other significant gold structures laying both east and west of the Vardy-Homestake zone were also identified and sampled during the recent program. On the "Main Prospect" a detailed systematic channel sampling program has been completed. A total of 55 rock samples were cut from outcrop exposed in trenches. These channel samples have been submitted to SGS Lakefield Research Ltd. for gold analyses and results are expected in a few weeks. The

'Main Prospect' is the most developed gold target on the Tudor Property and consists of a series of en echelon silicified fault structures that cut a unit of rhyolite tuff. Gold mineralization appears to be strata bound within a rhyolite unit measuring 3600 metres (2.2 miles) by 50 to 125 metres (160 to 410 ft) wide.

         Surface assays of the structures tested by recent programs range between 1 to 72 grams per tonne (0.03 to 2.1 oz/t) over widths of +1 meter (+3 ft). The silicified structures are mineralized by arsenopyrite and flanked by broad zones of lower grade gold mineralization averaging +0.5 grams per tonne. The Main Prospect has been tested by 18 inclined drill holes to a vertical depth of 70 metres. All drill holes into the prospect have intercepted gold mineralization with values consistent to surface grades exposed in the trenches. Some selected drill intercepts include: 2.1 g/t across 22.2 metres (0.07 oz/t/
72.8 ft) and 6.5 g/t across 2.3 metres (0.19 oz/t/ 7.6 ft).

         Historic tonnage estimates provided by the property owners from previous work on the Main Prospect suggest an inferred resource in excess of 7 million tonnes at 2.5 g/t Au (562,640 oz) exists at the Main Prospect and includes over 1.5 million tonnes grading 5.1 g/t Au (these calculations predate and are not in compliance to CIM policy or NI-43-101).

         While proving up this significant ore resource will remain Rincon's main focus, it is clear that many new gold structures are developing on the Tudor project. The next phase of work will consist of mechanical stripping, mapping and surface channel sampling to further develop drill targets for a drill program planned for December.

         On November 15th the Company reported on results channel sampling and gold analyses of fifty-five channel samples collected from the Main Prospect.

         In early fall, 2004 rock samples were cut from mineralized sections exposed in trenches crossing the prospect using a motorized diamond saw. Samples of rhyolite cut from the trenches were submitted to SGS Lakefield Ltd., an independent laboratory located in Lakefield, Ontario. SGS Lakefield analyzed each sample for gold using a standard fire assay technique. The first phase of channeling sampling tested four parallel-mineralized zones exposed in trenches in a 200 meter section of the Main Prospect between lines 10+00S and 12+00S. The zones tested include the "Hanging wall Zone," "Footwall Zone," "Kristy Mist Zone" and the "VG Zone."

         The highest result, 59.7 g/t Au (1.7 oz/t) came from the "VG Zone" in Trench 12 S cut within a broader section which averages 2.3 g/t Au over 3.0 metres (0.067 oz/t/ 9.8 ft). A second channel cut interval on strike averages
7.18 g/t over 2 metres (0.21 oz/t/ 6.6 ft).

         The "VG Zone" was tested again 50 metres north in Trench 11+50S and 100 metres north in Trench 11+00S. In Trench 11+50S, a 0.34 cm section assayed 7.48 g/t Au (0.22 oz/t Au/ 1 ft) and a parallel mineralized zone assayed 10.3 g/t Au over 0.25 m. In Trench 11+00S, the "VG Zone" assayed 1.29 g/t and 5.2 g/t Au (0.03 and 0.152 oz/t) over two parallel sections, each 0.3 metres (1 ft) wide.

         The "Footwall Zone" was tested in Trench 10+50S and 11+15S. In Trench 10+00S, a 2.5 meter section averaged 2.5 g/t Au across 2.5 metres (0.07 oz/t/
8.2 ft) was cut within a broader section averaging 1.3 g/t Au over 8.7 metres (0.039 oz/t/ 28 ft). The "Footwall Zone" strikes over 1,000 metres along the east contact of the rhyolite unit.

         The "Kristy Mist Zone" was tested in Trench 10+00S and Trench 10+20S. A series of short consecutive samples cut from a 1.7 meter (5.6 ft) wide section that is exposed in each trench ranged 1.4 to 15.4 g/t Au (0.04 to 0.45 oz/t). The "Kristy Mist Zone" has been traced for a distance of 350 metres. South of Trench 10+20S, the "Kristy Misty Zone" is off-set to the east by cross-cutting faults and forms the north extension of the ""VG Zone.

         The "Hanging wall Zone" was tested in Trench 10+00S and in a small trench at 9 +80S. Narrow intervals assayed 0.4 to 7.45 g/t Au over widths of 0.2 metres or less. This zone parallels the Kristy Mist Zone for at least 250 metres.

         The channel sampling program demonstrated the high-grade potential of the gold-bearing structures within the rhyolite unit of the Main Prospect. Previous work has shown that similar mineralization in trenches extends the main prospect at least 1,000 metres to the north. Previous drilling on the property has intersected similar grades down to 70 metres vertical depth and the mineralized zones appear to be open at depth.

         Based on the extent and continuity of mineralization of the first phase surface exploration program an initial 2500 diamond drilling program was proposed to test the Main Prospect over 1000 metres strike length and to depths of 75 to 200 metres. Part of the program would include drill hole spacing sufficient for resource calculations of a section of the main prospect. The estimated cost of this drill program is:

DRILL BUDGET (CANADIAN DOLLARS)

2500 metres @ $ 96.00/metre         $ 240,000.00
Rock Saw + Blades for sampling      $   1,500.00
Access Trails                       $   3,000.00

                           Subtotal $ 244,500.00
+ 10% contingency                   $  24,050.00
------------------------------------------------

                            Total   $ 268,550.00


In a directors resolution dated October 5, 2004:

         A motion was passed to change issue 100,000 shares of the common stock of the Company under Section 4(2) of the Act, to Louvicourt Gold Mines, Inc. for consideration as set forth in the agreement between the Company and Louvicourt dated July 19, 2004.

         A motion was made by the company president to recognize that under the terms of the Louvicourt agreement the company has not made exploration expenditures of $ 150,000 by July 31, 2004. Because these funds have not been available the property vendors have been put in hardship. While it would not be proper to issue treasury shares outside of the agreement on behalf of the company, Graeme Scott the president of the Company Resources offered to issue 500,000 common shares from his own shares to the vendors as settlement for this deficiency and hardship. The vendors have agreed to these terms and as this does not directly affect company business, Mr. Scott asks that this motion be passed. The motion was passed. Mr. Scott abstained from the vote on this motion.


SUBSEQUENT EVENTS

         On January 18th, a subsequent event, the Company reported completion of the surface exploration program on the Tudor Project. The program included property wide geological mapping and prospecting of the main gold structures and detailed diamond saw channel sampling of the Main Prospect gold occurrence. The channel sample program tested 3 parallel gold-bearing shear structures within a 300 meter section of the Main Prospect. Samples were taken over small intervals to better define zones of higher-grade gold mineralization. Detailed channel samples from the three main structures returned assay values ranging 7.4 to 59.7 g/t Au over widths of 0.1 to 0.5 m. The higher-grade intervals lie within a halo of lower grade gold mineralization assaying 0.5 to +2 g/t Au over intervals ranging 2 to 15 metres wide

         The Tudor drill program was to commence on December 15, 2004 and was postponed once to January 2005 and then further postponed by the Company.

         In compensation for additional hardship to the property vendors, Graeme Scott the president of the Company gifted and additional 500,000 common shares from his own shares to the vendors as settlement for the Company's non-performance under the terms of the agreement.

         On March 2nd, management announced that the company would change focus from gold exploration to explore opportunities in the energy sector

         On March 4th, management announced that the company was in negotiations, subject to thorough and favorable due diligence on several oil and gas projects in California and Canada as well as three advanced coal projects of outstanding merit in Eastern Europe and Canada. Management feels that Rincon would benefit from energy projects that have a low risk, high rate of return and could provide the company cash flow under favorable time frames.

         On March 14th, the Company announced it had made application for a name change to Caliber Energy, Inc. The concept of a name change is the belief of management that it will better reflect aforementioned mandated change into energy sector projects. Caliber Energy, Inc. has a new CUSIP# 13000A100 and the new symbol is CALB. The management of Rincon stated that there are no plans at this time for changes to the capitalization of the Company. Management also plans to pursue avenues of debt financing for the upcoming projects and does not anticipate extensive equity dilution through financings.

         Due diligence is ongoing on the new potential acquisitions and the Company announced that it has also formed a strategic partnership to explore and develop coal projects in the Yakutia region of eastern Russia.

         Under the terms of the proposed collaboration, the Company will commit to finance exploration and development of a new metallurgical coal project. By providing project financing, equipment and technology, the Company may also benefit in revenue by successfully negotiating sales contracts already in place to supply metallurgical grade and thermal coal to existing buyers in the Far East.

         Two Canadian coal projects are also currently being reviewed.

         The Company appointed Mr. David Naylor as a director and Chief Financial Officer effective March 10, 2005.

         Mr. David Naylor is a Certified Management Accountant (CMA) with over fifteen years of experience. In this capacity as a financial management professional, he balances extensive accounting expertise and a highly analytical nature with the ability to improve management practices. From 1989 to 2000, he was devoted in assisting and leading a large media publishing company through a period of change. Subsequently from January 2000 to December 2000, he held the position of Chief Financial Officer and Secretary Treasurer for an enterprise technology sector company. From January 2001 to November 2003 he was the Business Manager for a Non-Profit Society and a Commodity Tax Auditor for the British Columbia Government.

         The Previous Chief Financial Officer Mr. Brian Rhodes resigned from the company on January 8, 2005.

         On March 9, 2005, the Company executed three Convertible Debentures for $870,000. The notes are due and payable in full on or before March 9, 2006 and carry an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $.10 per share.


                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately preceeding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


              ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:


DIRECTOR'S NAME           AGE        POSITION WITH COMPANY

Graeme Scott               42        President, Chief Executive Officer, Director

David Naylor               41        Secretary/Treasurer, Chief Financial Officer, Director

Bryan Rhodes               37        Treasurer, Chief Financial Officer, Director (former)

Victor Perkell             42         Director

         Set forth below is a brief description of the background and business experience of each of our executive officer and directors for the past five years.

PRESIDENT, MR. GRAEME SCOTT -- A professional geologist with over 20 years experience in the mineral science and mining industry. During this time, Mr. Scott has conducted and managed mineral exploration and development projects for precious and base metals, diamonds, and industrial minerals throughout the Americas.

SECRETARY & TREASURER  MR.  DAVID  NAYLOR -- A Certified  Management  Accountant
(CMA) with over fifteen years of experience. In this capacity as a financial management professional, he balances extensive accounting expertise and a highly analytical nature with the ability to improve management practices. From 1989 to 2000, he was devoted in assisting and leading a large media publishing company through a period of change. Subsequently from January 2000 to December 2000, he held the position of Chief Financial Officer and Secretary Treasurer for an enterprise technology sector company. From January 2001to November 2003 he was the Business Manager for a Non-Profit Society and a Commodity Tax Auditor for the British Columbia Government. Mr. Naylor was appointed Secretary & Treasurer effective March 10, 2005.

SECRETARY & TREASURER, BRYAN E. RHODES -- In addition to his studies in geology, Mr. Rhodes' subsequent education includes a Masters of Science in Human Resource Management from Troy Sate, along with a BA in Political Science earned at the University of Arizona. Mr. Rhodes has been involved with several publicly traded companies in a financial management capacity. Mr. Rhodes resigned from his positions with the Company effective January 8, 2005.

OTHER DIRECTORS INCLUDE MR. VICTOR L. PERKELL, L.L.B. who has been a member of the bar since 1993 when he practiced as a sole practitioner and later founded the partnership of Bedford-Jones & Perkell in Toronto. An attorney in several high-profile cases with a commercial practice, he retired from private practice in the late 1990s to consult and manage various business interests in the Toronto area

TERM OF OFFICE

         Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

         We have no employees other than the officers and directors described above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

                         ITEM 10 EXECUTIVE COMPENSATION


SUMMARY COMPENSATION

         The table below summarizes all compensation due to our executive officers that has been accrued by the Company as of December 31, 2004. No other compensation has been paid to our executive officers.

                                                                                  Long Term Compensation
                                          Annual Compensation                       Awards                Payouts
            (a)              (b)      (c)           (d)        (e)         (f)        (g)          (h)      (i)
                                                              Other                Securities
                            Year                             Annual     Restricted Underlying            All Other
                            Ended                            Compen-      Stock     Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation     Award(s)     SAR's       Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)         ($)       (no.)         ($)      ($)
--------------------------------------------------------------------------------------------------------------------

Graeme Scott                2004            -             -          -          -             -         -    43,674
President/CEO               2003            -             -          -          -             -         -         -
Director                    2002            -             -          -          -             -         -         -

Bryan Rhodes*               2004            -             -          -          -             -         -    15,000
Treasurer/ CFO              2003            -             -          -          -             -         -         -
Director                    2002            -             -          -          -             -         -         -

* Mr. Rhodes resigned from his positions with the Company effective January 8, 2005.


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the 92,570,000 outstanding shares of common stock at December 31, 2004. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                           NAME AND ADDRESS          AMOUNT & NATURE            PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER       OF BENEFICIAL OWNER        OF CLASS

Common Stock      Graeme Scott                       21,000,000 shares          22.69%
                  24 Ternhill Crescent               President/CEO
                  Toronto, Ontario                   Director
                  M3C 2E5

Common Stock      Bryan Rhodes*                      30,000,000 shares          32.41%
                  851 Western Ridge Trail            Treasurer/CFO
                  Tucson, Arizona                    Director
                  85748-7087

Common Stock      Victor Perkell                     1,000,000 shares            1.08%
                  2788 Bathurst Street
                  Toronto, Ontario
                  M6B 3A3

Common Stock      Robert McIntosh                    7,000,000 shares            7.56%
                  #606 1414 Barclay St.
                  Vancouver, British Columbia
                  V6G 1J4

Common Stock      All executive officers and         52,000,000 shares          56.18%
                  directors as a group

* Mr. Rhodes resigned from his positions with the Company effective January 8, 2005.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Pursuant to consulting agreements dated June 1, 2004 the Company agreed to pay $5,000 per month to the President and director of the Company, $2,500 per month to the CFO and director and $1,000 per month to the Director not having an officer's position.

         Our current management has other business expertise and knowledge and may, in the future become involved in other business ventures. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.


                             ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1

Balance Sheets
  December 31, 2004, and 2003...................................................................................F-3
Statements of Operations
  For the Years Ended December 31, 2004 and 2003 And for the  Cumulative  Period
  from November 6, 2002 (inception)
  To December 31, 2004 .........................................................................................F-4
Statement of Stockholders' Equity
  From November 6, 2002 (inception) to December 31, 2004   .....................................................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2004 and 2003 And for the  Cumulative  Period
  from November 6, 2002 (inception)
  To December 31, 2004 .........................................................................................F-7
Notes to Financial Statements...................................................................................F-9

2.     EXHIBITS

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following table summarizes the fees billed to us by Robison, Hill & Company for professional services rendered for the year ended December 31, 2004. For the year ended December 31, 2003, the Company had engaged the firm of Gately & Associates, LLC., to audit and review the financial statements. The total fees shown in the following table for 2003 were charged by Gately & Associates.

            Service                      2004                   2003
------------------------------    ------------------     ------------------
Audit Fees                                   $5,200                   $800
Audit-Related Fees                                -                      -
Tax Fees                                          -                    275
All Other Fees                                    -                      -
                                  ------------------     ------------------
Total                                        $5,200                 $1,075
                                  ==================     ==================

AUDIT FEES. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
--------------------------------------------------------------------------------
The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                              CALIBER ENERGY, INC.
                        (FORMERLY RINCON RESOURCES, INC.)
                         (FORMERLY TWIN VENTURES, LTD.)
                         (AN EXPLORATION STATE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                                 TABLE OF CONTENTS

                                                                                                              Page

Independent Auditor's Report....................................................................................F-1

Balance Sheets
   December 31, 2004 and 2003...................................................................................F-3

Statements of Operations
   For the Years Ended December 31, 2004 and 2003 And for the Cumulative  Period
   from November 6, 2002 (inception)
   To December 31, 2004.........................................................................................F-4

Statement of Stockholders' Equity
   From November 6, 2002 (inception) to December 31, 2004 ......................................................F-5

Statements of Cash Flows
   For the Years Ended December 31, 2004 and 2003 And for the Cumulative  Period
   from November 6, 2002 (inception)
   To December 31, 2004.........................................................................................F-7

Notes to the Financial Statements...............................................................................F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Caliber Energy, Inc.
(Formerly Rincon Resources, Inc.)
(Formerly Twin Ventures, Ltd.)
(An Exploration State Company)

         We have audited the accompanying balance sheet of Caliber Energy, Inc. (formerly Rincon Resources, Inc.) (formerly Twin Ventures, Ltd.) (an exploration state company) as of December 31, 2004, and the related statements of operations and cash flows for the year ended December 31, 2004, and the statement of stockholders' equity from November 6, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Caliber Energy, Inc. (formerly Rincon Resources, Inc.) (formerly Twin Ventures, Ltd.) (an exploration state company) for the year ended December 31, 2003, were audited by other auditors whose report thereon, dated January 28, 2004, expressed an unqualified opinion.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliber Energy, Inc. (formerly Rincon Resources, Inc.) (formerly Twin Ventures, Ltd.) (an exploration state company) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the statement of stockholders' equity from November 6, 2002 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants
Salt Lake City, Utah
March 18, 2005

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                              -------------------------------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $              728  $              76
                                                                              ------------------  -----------------

     Total Assets                                                             $              728  $              76
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $          189,067  $           1,800
  Accrued liabilities & short term contract payable                                       97,730              4,825
  Notes payable                                                                           78,695                  -
  Related party loans                                                                     22,835                  -
  Accrued interest                                                                         1,659                  -
                                                                              ------------------  -----------------

     Total Current Liabilities                                                           389,986              6,625

Long-Term Liabilities
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------

     Total Liabilities                                                                   404,986             21,625
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 92,570,000 shares issued at December 31, 2004 and
     272,570,000 shares issued at December 31, 2003                                        9,257             27,257
   Stock to be issued                                                                         10                  -
   Additional paid-in capital                                                            141,983            104,993
   Deficit accumulated during development stage                                         (555,508)          (153,799)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (404,258)           (21,549)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $              728  $              76
                                                                              ==================  =================


   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                      Since
                                                                                                   November 6,
                                                                                                       2002
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                        --------------------------------------
                                                               2004              2003                 Stage
                                                        ------------------  ------------------  ------------------
Revenue                                                 $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

Expenses
  Consulting                                                        26,000                   -              26,000
  Officers Compensation                                             66,905                   -              66,905
  General and Administrative                                        17,977               7,879             138,276
  General Exploration                                              289,168                   -             322,668
                                                        ------------------  ------------------  ------------------
     Total Expenses                                                400,050               7,879             553,849
                                                        ------------------  ------------------  ------------------

Other Income ( Expense)
   Interest Expense                                                 (1,659)                  -              (1,659)
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $         (401,709) $           (7,879) $         (555,508)
                                                        ==================  ==================  ==================

Income (Loss) per Common Share                          $                -  $                -
                                                        ==================  ==================

Weighted Average Shares Outstanding                            140,405,540         272,477,863
                                                        ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Reources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                       From
                                                                                                                    November 6,
                                                                                        Common         Paid in         2002
                                                                                        Shares       Capital in     Inception of
                                                        Common Stock                     to be        Excess of     Development
                                           --------------------------------------
                                                 Shares              Amount             Issued        Par Value        Stage
                                           ------------------  ------------------  ------------   -------------   -----------------

November 6, 2002 - Inception                                -  $                -  $          -   $           -   $               -

December 2002 - Common stock
   issued for cash at $.005 per share               3,200,000                 320             -          15,680                   -

Common stock issued for services
   at $.003 per share                              24,000,000               2,400             -          99,600                   -

Net Income (Loss)                                           -                   -             -               -            (145,920)
                                           ------------------  ------------------  ------------   -------------  ------------------

Balance at December 31, 2002                       27,200,000               2,720             -         115,280            (145,920)

July 23, 2004 - 10:1 stock split                  244,800,000              24,480             -         (24,480)                  -
                                           ------------------  ------------------  ------------   -------------  ------------------

Restated Balance at
   December 31, 2002                              272,000,000              27,200             -          90,800            (145,920)

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Reources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                   (continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                                                    From
                                                                                                                  November 6,
                                                                                       Common       Paid in         2002
                                                                                       Shares     Capital in     Inception of
                                                        Common Stock                    to be      Excess of     Development
                                           --------------------------------------
                                                 Shares              Amount            Issued      Par Value        Stage
                                           ------------------  ------------------  ----------   ------------  ------------------

March 2003 - Common stock
   issued for cash at $.25 per share                  570,000  $               57  $           -$     14,193  $                -

Net Income (Loss)                                           -                   -           -              -              (7,879)
                                           ------------------  ------------------  ----------   ------------  ------------------

Balance at December 31, 2003                      272,570,000              27,257           -        104,993            (153,799)

April 2004 - Shares returned to
   treasury and cancelled                        (180,000,000)            (18,000)          -         18,000                   -

July 2004 - 100,000 shares to be
   issued as part of Property Option
   Agreement at $.19 per share                              -                   -          10         18,990                   -

Net Income (Loss)                                           -                   -           -              -            (401,709)
                                           ------------------  ------------------  ----------   ------------  ------------------

Balance at December 31, 2004                       92,570,000  $            9,257  $       10   $    141,983  $         (555,508)
                                           ==================  ==================  ==========   ============  ==================

   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                                                        2002
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (401,709) $           (7,879) $         (555,508)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                          -                 744                 744
   Stock compensation                                                     -                   -             102,000
   Common stock to be issued for mineral rights                      19,000                   -              19,000
   Mineral rights expensed                                                -               2,500              16,000
Increase (decrease) in accrued interest                               1,659                   -               1,659
Increase (decrease) in accounts payable                             187,267               1,300             189,067
Increase (decrease) in accrued liabilities                           92,905              (7,675)             97,730
Increase (decrease) in contracts payable                                  -              (2,500)             15,000
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (100,878)            (13,510)           (114,308)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                              -                (744)               (744)
Cash paid for mineral rights                                              -              (2,500)            (16,000)
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                                     -              (3,244)            (16,744)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans                                                  78,695                   -              78,695
Proceeds from shareholder loans                                      22,835                   -              22,835
Proceeds on sale of common stock                                          -              16,750              30,250
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                          101,530              16,750             131,780
                                                          -----------------  ------------------  ------------------

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                                                        2002
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                           652                  (4)                728
Cash and Cash Equivalents at
   Beginning of the Period                                               76                  80                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $             728  $               76  $              728
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: NONE
-----------------------------------------------------------------------
















   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of approximately $402,000 for the year ended December 31, 2004, losses of approximately $8,000 for the year ended December 31, 2003, and losses of approximately $556,000 since inception. The Company has not realized economic production from its mineral properties as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Organization and Basis of Presentation

         Caliber Energy, Inc. (formerly Rincon Resources, Inc.) (formerly Twin Ventures, Ltd.) (the Company), an exploration state company, was incorporated on November 6, 2002 in the State of Delaware as Twin Ventures, Ltd. On June 18, 2004, the Company changed the name to Rincon Resources, Inc. On March 14, 2005, the Company changed its name to Caliber Energy, Inc. The Company is headquartered in Tucson, Arizona.

Nature of Operations

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

         On November 21, 2002, the Company acquired mineral claims (the "Ritz Claims") located in the Lillooet Lake Region of Southwest British Columbia, Canada. The property consists of twenty unpatented two post mineral claims and one unpatented four post mineral claim representing forty

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

units that have been staked and recorded in the Lillooet mining division. The Company has not commenced economic production and is therefore still considered to be in the exploration stage.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Caliber Energy, Inc. (formerly Rincon Resources, Inc.) (formerly Twin Ventures, Ltd.) (an exploration state company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2004 and 2003 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Revenue and Cost Recognition

         The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at December 31, 2004 and 2003.

NOTE 3 - EXPLORATION STATE COMPANY/ GOING CONCERN

         The Company has not begun principal operations and as is common with a company in the exploration state, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4  -  AFFILIATES  AND  RELATED  PARTIES

         Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 4  -  AFFILIATES  AND  RELATED  PARTIES (continued)

         On July 26th, 2004, the Company executed an agreement with Louvicourt Gold Mines Inc. and made a first payment of $55,000.00 (US) to acquire a 75% interest and the rights to explore a series of gold occurrences situated on the Tudor Gold Property. The President of Louvicourt Gold Mines Inc. is Fenton Scott, is a related party and father of Graeme F. Scott, the President and CEO of the Company. Additionally, Graeme F. Scott was a past director of Louvicourt Gold Mines, Inc. See Note 8 for a description of this Project.

         During October 2004, the Company received a loan from a related party for $19,590 for exploration costs associated with the Tudor Gold Property. The loan is due on demand with interest accrued at 5% annually.

         During December 2004, the Company received a loan from a shareholder of $3,245 for payment of accounts payable. The loan is due on demand with interest accrued at 5% annually.

NOTE 5 - NOTES PAYABLE

         In  July  2004,  the  Company   received  a  loan  of  $58,000  from  a
third-party. The loan is due July 14, 2005 with interest at 5% annually.

         In December 2004, the Company received a loan of $20,695 from a third-party. The loan is due on demand with interest at 5% annually.

NOTE 6 -  INCOME  TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $556,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - LONG-TERM DEBT

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

NOTE 8 -  SHAREHOLDERS'  EQUITY

Preferred Stock

         The Company has authorized ten million (10,000,000) shares of preferred stock with a par value of $.0001, none of which have been issued.

Common Stock

         The Company has authorized five hundred million (500,000,000) shares of common stock with a par value of $.0001.

         On April 8, 2004, 180,000,000 shares were returned to the treasury and cancelled.

         On July 23, 2004, the Company did a 10 to 1 forward stock split of its issued and outstanding shares of common stock from 9,257,000 shares to 92,570,000 shares. All references to common stock have been adjusted to reflect the stock split.

Common Stock Subscribed and Issued for Cash

         During December, 2002, the Company undertook an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $16,000 in the issuance of 32,000,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -  SHAREHOLDERS'  EQUITY (continued)

         During March 2003, the Company undertook a Regulation D Rule 506 private placement offering to raise $14,250 for the issuance of 570,000 shares of common stock for the purpose of mineral exploration. The Company's management considers this offering to be exempt under the Securities Act of 1933.

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issued 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2004, the Company has expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were value at $.19 per share and as of December 31, 2004, had not been issued.

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

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - MINERAL RIGHTS

         On November 21, 2002, the Company entered into an agreement with Mr. Garth Barton for the purchase of mining property, the "Ritz Claim", located in the Lillooet Lake Region of Southwest British Columbia, Canada. The "Ritz Claim" is title to forty (40) mineral claim units that are unpatented. The total purchase price of the claim is $33,500 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. Failure to pay the advance royalties will cause a reversion of the property within 10 days of such failure. The property is subject to a 2 1/2% Net Smelter Royalty (NSR) and a 7 1/2% Gross Rock Royalty
(GRR). 1 1/2% of the NSR can be acquired for $1.0 million within 12 months from the commencement of commercial production. Mr. Barton is required to keep the claims in good standing for at least 18 months from the date of the agreement. In addition, Mr. Barton will provide geological consulting services for the claims and will maintain the claims in good standing for a period of 36 months with fees advanced by the Company prior to the anniversary dates from signature of the agreement. Said fees are to be deducted from the total cost. All costs related to this claim have been expensed in accordance with Generally Accepted Accounting Principals for the industry.

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

         On July 26, 2004, the Company executed a Property Option Agreements with Louvicourt Gold Mines, Inc. ("Louvicourt") (see Note 3) to acquire a 75% interest in the Tudor Gold Property. The Company agreed to make the following cash and share option payments to Louvicourt:

         1. $55,000 upon the full execution of the Agreement.
         2. $55,000 on or before one year from the date of full execution of this Agreement. 3. 100,000 shares of common stock upon full execution of this Agreement, and 4. 200,000 shares of common stock on or before one year from the date of full execution of this Agreement.

         The Company also agreed to fund work programs on the mineral claims by advancing exploration funds to Louvicourt on the following basis:

         1. by no later than July 31, 2004, the Company will advance Exploration Funds of $150,000
         2. by no later than one year from the signing of this Agreement, the Company will advance additional Exploration Funds of $350,000;

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - MINERAL RIGHTS (continued)

         3. by no later than two years from the signing of this Agreement, the Company will advance additional Exploration Funds of $250,000; and
         4. by no later than 4 years from the signing of this Agreement, the Company advance additional Exploration Funds of $1,250,000.

         Provided the Company has made the option payments and advanced the exploration funds required for work programs costing a total of $750,000, the Company shall have earned an immediately vested 50% interest in the mineral claims. Provided the Company has made the option payments and advanced the exploration funds required for work programs costing a total of $1,250,000, the Company shall have earned an immediately vested additional 25% interest in the mineral claims, bringing the Company's total interest in the mineral claims to 75%.

         As of December 31, 2004, the Company has paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 has been expensed as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 has been expensed as part of exploration costs. The Company has also expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were value at $.19 per share and as of December 31, 2004, had not been issued.

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of December 31, 2004 and 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                              CALIBER ENERGY, INC.
                        (Formerly Rincon Resources, Inc.)
                         (Formerly Twin Ventures, Ltd.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES (continued)

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

NOTE 11 - SUBSEQUENT EVENTS

         On March 9, 2005, the Company executed three Convertible Debentures for $870,000. The notes are due and payable in full on or before March 9, 2006 and carry an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $.10 per share.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CALIBER ENERGY, INC.

Dated: March 25, 2005                      By  /S/     Graeme Scott
                                           -------------------------------------
                                           Graeme Scott
                                           President, CEO and Director
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of March 2005.

Signatures                                  Title

/S/     Graeme Scott
--------------------
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
--------------------
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)