Form 10QSB
period 2005-03-31
Caliber Energy, Inc.
filed 2005-05-10
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  ---------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 333-105008
            ---------------------------------------------------------

                              Caliber Energy, Inc.
    ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Delaware                       87-0700927
--------------------------------------------------------------------------------
            (State or other jurisdiction           (IRS Employer
         of incorporation or organization)       Identification No.)

         11300 W. Olympic Blvd., Ste. 800, Los Angeles, California 90064
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (661) 477-7699
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 30, 2005 62,595,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  March 31,         December 31,
                                                                              ------------------  -----------------
                                                                                     2005               2004
                                                                              ------------------  -----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $          127,114  $             728
                                                                              ------------------  -----------------

     Total Assets                                                             $          127,114  $             728
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $          180,291  $         189,067
   Accrued expenses & short term contract payable                                         12,256             97,730
   Notes payable                                                                               -             78,695
   Related party loans                                                                         -             22,835
   Accrued interest                                                                        3,250              1,659
                                                                              ------------------  -----------------
     Total Current Liabilities                                                           195,797            389,986

Long-Term Liabilities
   Convertible debentures                                                                383,610                  -
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------

     Total Liabilities                                                                   594,407            404,986
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 62,595,000 issued at March 31, 2005 and
     92,570,000 issued at December 31, 2003                                                6,260              9,257
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                            144,980            141,983
   Deficit accumulated during exploration state                                         (618,543)          (555,508)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (467,293           (404,258)


     Total Liabilities and Stockholders' Equity                               $          127,114  $             728
                                                                              ==================  =================

                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                 Accumulated
                                                                                                    Since
                                                                                                November 21,
                                                                   (Unaudited)                       2002
                                                              For the Three Months               Inception of
                                                                  Ended March 31,                Exploration
                                                             2005              2004                 State
                                                      ------------------  ------------------  -----------------
Revenues                                              $                -  $                 - $               -
                                                      ------------------  ------------------  -----------------

Expenses
   Consulting                                                      9,000                   -             35,000
   Officers compensation                                          23,700                   -             90,605
   General and administrative                                     16,649                 874            154,925
   General exploration                                            12,095                   -            334,763
                                                      ------------------  ------------------  -----------------

     Total Expenses                                               61,444                 874            615,293

Other Income (Expense)
   Interest Expense                                               (1,591)                                (3,250)
                                                      ------------------  ------------------  -----------------

Net Income (Loss)                                     $          (63,035) $             (874) $        (618,543)
                                                      ==================  ==================  =================

Weighted Average Shares                                       92,570,000         272,570,000
                                                      ==================  ==================

Loss per Common Share                                 $                -  $                -
                                                      ==================  ==================







                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                        (Unaudited)                     2002
                                                                    For the Three Months            Inception of
                                                                      Ended March 31,               Exploration
                                                                  2005               2004              State
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $         (63,035)$             (874)$         (618,543)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities
Depreciation                                                                -                  -                744
Stock compensation                                                          -                  -            102,000
Common stock to be issued for mineral rights                                -                  -             19,000
Mineral rights expensed                                                     -                  -             16,000
Increase (decrease) in accrued interest                                 1,591                  -              3,250
Increase (decrease) in accrued expenses                               (85,474)                 -             12,256
Increase (decrease) in contract payable                                     -                  -             15,000
Increase (decrease) in accounts payable                                (8,776)               846            180,291
                                                            ----------------- ------------------ ------------------
Net cash used in operating activities                                (155,694)               (28)          (270,002)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                                -                  -               (744)
Cash paid for mineral rights                                                -                  -            (16,000)
                                                            ----------------- ------------------ ------------------
Net cash used by investing activities                                       -                  -            (16,744)
                                                            ----------------- ------------------ ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                  282,080                  -            282,080
Proceeds from loans                                                         -                  -             78,695
Proceeds from shareholder loans                                             -                  -             22,835
Proceeds on sale of common stock                                            -                  -             30,250
                                                            ----------------- ------------------ ------------------
Net Cash Provided by Financing  Activities                            282,080                  -            413,860
                                                            ----------------- ------------------ ------------------

Net Increase (Decrease) in
   cash and cash equivalents                                          126,386                (28)           127,114
Cash and cash equivalents at
   beginning of the period                                                728                 80                  -
                                                            ----------------- ------------------ ------------------
Cash and cash equivalents at end of the period              $         127,114 $               52 $          127,114
                                                            ================= ================== ==================

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                        (Unaudited)                     2002
                                                                   For the Three Months             Inception of
                                                                      Ended March 31,               Exploration
                                                            ------------------------------------
                                                                  2005               2004              State
                                                            ----------------- ------------------ ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                    $               - $                - $                -
Income Taxes                                                $               - $                - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------

























                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Fidelis Energy is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2005, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of approximately $63,000 for the three months ended March 31, 2005, losses of approximately $900 for the three months ended March 31, 2004, and losses of approximately $619,000 since inception. The Company has not realized economic production from its mineral properties as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Organization and Basis of Presentation

         Caliber Energy, Inc. (the Company), an exploration state company, was incorporated on November 6, 2002 in the State of Delaware as Twin Ventures, Ltd. On June 18, 2004, the Company changed the name to Rincon Resources, Inc. On March 14, 2005, the Company changed its name to Caliber Energy, Inc. The Company is headquartered in Tucson, Arizona.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at March 31, 2005 and 2004.

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

         During October 2004, the Company received a loan from a related party for $19,590 for exploration costs associated with the Tudor Gold Property. The loan is due on demand with interest accrued at 5% annually. In March 2005, this loan was converted to convertible debentures (see Note 11).

         During December 2004, the Company received a loan from a shareholder of $3,245 for payment of accounts payable. The loan is due on demand with interest accrued at 5% annually. In March 2005, this loan was converted to convertible debentures (see Note 11).

NOTE 5 - NOTES PAYABLE

         In  July  2004,  the  Company   received  a  loan  of  $58,000  from  a
third-party. The loan is due July 14, 2005 with interest at 5% annually. In March 2005, this loan was converted to convertible debentures (see Note 11).

         In December 2004, the Company received a loan of $20,695 from a third-party. The loan is due on demand with interest at 5% annually. In March 2005, this loan was converted to convertible debentures (see Note 11).

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

         On April 6, 2005, 29,975,000 shares of common stock were returned to the treasury and cancelled.

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

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2004, the Company has expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were value at $.19 per share and as of December 31, 2004, had not been issued.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - MINERAL RIGHTS (continued)

         3. by no later than two years from the signing of this Agreement, the Company will advance additional Exploration Funds of $250,000; and
         4. by no later than 4 years from the signing of this Agreement, the Company will advance additional Exploration Funds of $1,250,000.

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

         As of March 31, 2005, the Company has paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of March 31, 2005, had not been issued.

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of March 31, 2005 and 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 11 - CONVERTIBLE DEBENTURES

         On March 9, 2005, the Company executed three Convertible Debentures for $870,000. The notes are due and payable in full on or before March 9, 2006 and carry an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $.10 per share. As of March 31, 2005, the Company had received approximately $383,000 from the convertible debentures.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

         In January 2005, Caliber Energy, Inc. (formerly Rincon Resources OTCBB:
RIRI), reported the completion of the channel sampling program on the Main Prospect of the Tudor Gold Project in Ontario Canada. The channeling sampling program tested 3 parallel gold-bearing shear structures and several parallel sub-fractures in a 300 m section of the Main Prospect. Each of the main structures returned assay values ranging 7.4 to 59.7 g/t Au over widths averaging 0.1 to 0.5 m. Broad zones of mineralization assaying 0.5 to +2 g/t Au over intervals ranging 2 to 15 metres wide surround the high-grader intervals.

         The Vardy Zone is another gold structure on the Tudor Property and is located 1 km north of the Main Prospect. Gold mineralization occurs in a steeply dipping ductile-brittle deformation zone ranging 50 to 250 metres wide and extends over 2.6 kilometres. The deformation zone cuts mafic metavolcanic rocks and has strong ankerite alteration. The structure contains chlorite schist's that envelop a sheared and folded core region of chlorite-sericite schist's. Gold mineralization in the Vardy Zone is associated with silicification and quartz stringer systems similar to the gold bearing mineralization in the Main Prospect. Native gold is also found in deformed sucrosic quartz veins that occur in fracture zones and are believed to represent an older gold event in the structure. The Vardy Zone has returned assay values up to 20 g/t Au. An historic drill hole located 2 km north on the structure returned 2.1 g/t Au over 1.2 metres.

         The Tudor Gold Project is situated in the historic Madoc-Bancroft gold region in Eastern Ontario, Canada and is located in Tudor and Grimsthorpe Township's. The property consists of 22 contiguous unpatented mining claims containing 60 units and covers approximately 1,200 hectares of land. The former Rincon Resources had been granted an option by Louvicourt Gold Mines Inc. to acquire 50% of the mineral rights to the property by incurring exploration expenditures of $500,000 (US) within one year. Rincon can gain an additional 25% title to the property by incurring an additional exploration expenditure of $250,000 (US) within two years.

         After careful consideration as to the results of the Tudor Project and the general gold market, management on March 2, 2005 decided to change direction from gold exploration into the energy sector. With the current near record prices for most energy commodities, management is of the opinion that in order to increase shareholder value, the Company would benefit from energy projects that have a low risk, high rate of return and could provide the Company cash flow under time frames that are more favorable than metals.

         The Company also announced it was considering a name change and CUSIP number that would more adequately reflect that move into the energy sector. In addition, management was reviewing several very promising projects in oil & gas and coal that are available for immediate acquisition, which will fulfill this new direction mandate.

         Management then reported that it was currently in negotiations, subject to thorough and favorable due diligence on several oil and gas projects in California and Canada as well as three advanced coal projects of outstanding merit in Eastern Europe and Canada. The Company was to report on the ongoing developments once formal agreements have been executed.

         On March 14th, 2005, the Company announced the name change to Caliber Energy, Inc. In addition, corporate office moved to 11300 West Olympic Blvd., Suite 800 Los Angeles, CA. Corporate Counsel was changed to Dieterich & Associates of Los Angeles.

         Official notification of the name change and new CUSIP number was expected shortly at which time the Company was to advise shareholders as to the effective timing and new trading symbol. Management wished to emphasize that there will be no changes to the capitalization of the Company. Caliber Energy, Inc. also announced plans to pursue avenues of debt financing for the upcoming projects and does not anticipate extensive equity dilution through financings.

         The Company detailed initial disclosure on coal projects that it was currently in negotiations to acquire, subject to thorough and favorable due diligence, on three advanced coal projects of outstanding merit in Eastern Europe and Canada. This due diligence is ongoing, and is now pleased to announce that it has also formed a strategic partnership to explore and develop coal projects in the Yakutia region of eastern Russia. This prolific coal-producing region of Russia has published reports that list over 900 explored coal deposits and occurrences. This includes large undeveloped resources of high demand metallurgical grade coal. Under the terms of the proposed exploitation venture with the Russian partner, the Company will commit to finance exploration and development of a new metallurgical coal project. By providing project financing, equipment and technology, the Company will be granted a portion of revenue from sales contracts already in place to supply metallurgical grade coal to existing buyers in the Far East.

         In a related corporate development, the Company announced that it had appointed Mr. David Naylor as a director and Chief Financial Officer. He replaces Mr. Brian Rhodes. Mr. Naylor is a Certified Management Accountant (CMA) with over fifteen years of experience in various roles that include financial management and public company accounting expertise.

         On March 18, 2005 official notification on the name change was made to Caliber Energy, Inc. and that the company would as of the effective date of March 21, 2005, trade under the symbol (OTCBB: CALB). The Company was issued a new CUSIP number, 13000A100.

         On March 14th, the Company announced it had executed a farm-in agreement with a private Nevada company to acquire a 49% working interest in the Belloque Project. Under the terms of the agreement, Caliber will earn its working interest by drilling, casing and completing one exploratory well on the leases.

         The Belloque Project consists of a Leduc (Devonian) reef target underlying three sections of Petroleum and Natural Gas leases. Three other P & NG leases are included in the project area. The Project lands consist of six sections of P & NG rights leased from the Crown, three sections are thought to overly a Leduc reef build-up on the edge the Cooking Lake platform.

         Leduc reef fields further south from this play have had oil production rates of several hundred barrels per day and better wells have produced over one million barrels of oil. Oil well spacing is normally 4 wells per section. Wells in the area that have penetrated the flanks of the reef have tested water, showing that there is porosity and permeability within the Leduc zone. The play is predicated on there being oil trapped in the top of the reef.

         Most wells in the area were drilled for Mannville sands and natural gas. Gas production is occurring from these sands under the project lands. These gas rights are excluded from the project farm-in lands, as other oil companies own them but show the presence of economic hydrocarbons. Mapping of the shallower zones indicate that there is structural drape over an underlying reef, the Leduc target horizon. A seismic line has been purchased and is being reprocessed to confirm that the reef is present.

         The Wabamun Formation, about 200 meters shallower than the Leduc, is often productive where there is an underlying Leduc reef. The Wabamun tends to be more uniform in thickness but drape across the underlying reef creates a trap and a reservoir if porosity has been developed in the zone. The Wabamun thus is a secondary target in this project. The Nisku Formation, about 100 meters shallower than the Leduc also forms reservoirs in the same way.

         The first well will be spudded following seismic interpretation and completion of geologic mapping to determine a suitable location for drilling. Drilling is planned for May-June 2005 after spring breakup is over and road bans restricting movement of heavy equipment by the Province are lifted. The depth to the top of the Leduc is about 1000 meters and a cased and completed well is estimated to cost between $500,000 and $600,000.

SUBSEQUENT EVENT:

         On April 4th the Company reported it had commenced seismic interpretation and geologic mapping to determine a suitable target location for drilling an oil well on the Bolloque Project; a Leduc oil play. The seismic line purchased and being interpreted covers an area where the Company has identified three sections that cover a topographic high, potentially coincident with a Leduc reef that may represent the extension of the prolific Leduc D-3 pools. The project is located 60 miles directly north of Edmonton, Alberta in the prolific oil producing Leduc area. Leduc "reef" oil fields south of Bolloque contain oil wells that currently produce oil at rates of several hundred barrels per day and also wells that have cumulatively produced over one million barrels of oil. Of the 680 oil wells drilled in D-3 pools, the production has been between a low of 145 and a high 400 barrels per day with pay thickness of 35 to 142 feet.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number          Title of Document

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(b) Reports on Form 8-K filed.

         On March 22, 2005, the Company filed on Form 8-K under Item 3.02, Unregistered Sale of Equity Securities, and under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Caliber Energy, Inc.
(Registrant)


DATE:      May 6, 2005




/S/     Graeme Scott
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)