Form 10QSB
period 2005-06-30
Caliber Energy, Inc.
filed 2005-08-12
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from               to

                                            --------------   ------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 62,595,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                    June 30,        December 31,
                                                                                     2005               2004
                                                                              ------------------  -----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $           55,888  $             728
  Prepaid expenses                                                                        33,824                  -
                                                                              ------------------  -----------------

     Total Current Assets                                                                 89,712                728

Other Assets
   Oil and gas properties                                                                 40,999                  -
                                                                              ------------------  -----------------

     Total Assets                                                             $          130,711  $             728
                                                                              ==================  =================

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (continued)

                                                                                   (Unaudited)
                                                                                   June 30,         December 31,
                                                                                     2005               2004
                                                                              ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $          174,651  $         189,067
   Accrued expenses & short term contract payable                                         13,456             97,730
   Notes payable                                                                               -             78,695
   Related party loans                                                                         -             22,835
   Accrued interest                                                                            -              1,659
                                                                              ------------------  -----------------
     Total Current Liabilities                                                           188,107            389,986

Long-Term Liabilities
   Convertible debentures                                                                471,819                  -
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------

     Total Liabilities                                                                   674,926            404,986
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 62,595,000 issued at June 30, 2005 and
     92,570,000 issued at December 31, 2004                                                6,260              9,257
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                            144,980            141,983
   Deficit accumulated during exploration state                                         (695,465)          (555,508)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (544,215)          (404,258)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $          130,711  $             728
                                                                              ==================  =================





                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                 Accumulated
                                                                                                                    Since
                                                                                                                 November 21,
                                           (Unaudited)                            (Unaudited)                        2002
                                       For the Three Months                     For the Six Months               Inception of
                                           Ended June 30,                         Ended June 30,                 Exploration
                               -------------------------------------  --------------------------------------
                                      2005             2004                  2005              2004                 State
                               ------------------  -----------------  ------------------  ------------------  ------------------
Revenues                       $                -  $               -  $                -  $                -  $                -
                               ------------------  -----------------  ------------------  ------------------  ------------------

Expenses
   Consulting                               9,000                  -              18,000                   -              44,000
   Officers compensation                   21,600                  -              45,300                   -             112,205
   General and administrative              41,205              3,176              57,854               4,050             196,130
   General exploration                          -                  -              12,095                   -             334,763
                               ------------------  -----------------  ------------------  ------------------  ------------------

     Total Expenses                        71,805              3,176             133,249               4,050             687,098

Other Income (Expense)
   Interest Expense                        (5,117)                 -              (6,708)                  -              (8,367)
                               ------------------  -----------------  ------------------  ------------------  ------------------

Net Income (Loss)              $          (76,922) $          (3,176) $         (139,957) $           (4,050) $         (695,465)
                               ==================  =================  ==================  ==================  ==================

Weighted Average Shares                64,241,976        106,416,140          78,327,738         189,034,160
                               ==================  =================  ==================  ==================

Loss per Common Share          $                -  $               -  $                -  $                -
                               ==================  =================  ==================  ==================

                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                        (Unaudited)                      2002
                                                                     For the Six Months             Inception of
                                                                       Ended June 30,               Exploration
                                                            ------------------------------------
                                                                  2005               2004              State
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (139,957)$           (4,050)$         (695,465)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities
Depreciation                                                                -                  -                744
Stock compensation                                                          -                  -            102,000
Common stock to be issued for mineral rights                                -                  -             19,000
Mineral rights expensed                                                     -                  -             16,000
(Increase) decrease in prepaid expenses                               (33,824)                 -            (33,824)
Increase (decrease) in accrued interest                                 6,707                  -              8,366
Increase (decrease) in accrued expenses                               (84,274)                 -             13,456
Increase (decrease) in contract payable                                     -                  -             15,000
Increase (decrease) in accounts payable                               (14,416)             3,974            174,651
                                                            ----------------- ------------------ ------------------
Net cash used in operating activities                                (265,764)               (76)          (380,072)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of oil and gas properties                                 (40,999)                 -            (40,999)
Cash paid for website design                                                -                  -               (744)
Cash paid for mineral rights                                                -                  -            (16,000)
                                                            ----------------- ------------------ ------------------
Net cash used by investing activities                                 (40,999)                 -            (57,743)
                                                            ----------------- ------------------ ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                  361,923                  -            361,923
Proceeds from loans                                                         -                  -             78,695
Proceeds from shareholder loans                                             -                  -             22,835
Proceeds on sale of common stock                                            -                  -             30,250
                                                            ----------------- ------------------ ------------------
Net Cash Provided by Financing  Activities                            361,923                  -            493,703
                                                            ----------------- ------------------ ------------------

Net Increase (Decrease) in
   cash and cash equivalents                                           55,160                (76)            55,888
Cash and cash equivalents at
   beginning of the period                                                728                 76                  -
                                                            ----------------- ------------------ ------------------
Cash and cash equivalents at end of the period              $          55,888 $                - $           55,888
                                                            ================= ================== ==================

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                         (Unaudited)                    2002
                                                                     For the Six Months            Inception of
                                                                       Ended June 30,               Exploration
                                                            ------------------------------------
                                                                  2005               2004              State
                                                            ----------------- ------------------ ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                    $               - $                - $                -
Income Taxes                                                $               - $                - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------























                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Caliber Energy is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2005, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of approximately $140,000 for the six months ended June 30, 2005, losses of approximately $4,000 for the six months ended June 30, 2004, and losses of approximately $695,000 since inception. The Company has not realized economic production from its mineral properties as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Operations

         The Company is an exploration state oil and gas company. The Company also has interests in mining and mineral properties. On November 21, 2002 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production. The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration state. For purposes of recording the Company's mineral claims in Canada, the Company acquired New Heights Capital Corporation (a Canadian corporation) and transferred the claims listed in the following paragraph into the subsidiary in exchange for 100% of the subsidiary's outstanding stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

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

Oil and Gas Properties

         The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non- productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being Canada. To date the Company has not established any proven recoverable reserves on its properties.

         Depletion and depreciation of the capitalized costs are computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

         Estimated future removal and site restoration costs are provided over the life of proven reserves on a unit-of-production basis. Costs, which include the cost of production equipment removal and environmental clean-up, are estimated each period by management based on current regulations, costs, technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the six months ended June 30, 2005 and 2004 are not presented as it would be anti-dilutive. At June 30, 2005, the total number of potentially dilutive common stock equivalents was 4,718,200. There are no dilutive outstanding common stock equivalents at June 30, 2004.

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

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2004, the Company has expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were value at $.19 per share and as of June 30, 2005, had not been issued.

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

         As of June 30, 2005, the Company has paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of March 31, 2005, had not been issued.

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of June 30, 2005 and 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 11 - CONVERTIBLE DEBENTURES

         On March 9, 2005, the Company executed three Convertible Debentures for $870,000. The notes are due and payable in full on or before March 9, 2006 and carry an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $.10 per share. As of June 30, 2005, the Company had received approximately $463,453 from the convertible debentures. As of June 30, 2005, accrued interest on convertible debentures was $8,366.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - OIL AND GAS PROPERTIES

         On March 28, 2005, the Company entered into an agreement with Salida Capital, Inc. (Salida) whereby the Company will be entitled to 49% of the benefits and interests earned by Salida, pursuant to an agreement between Salida and Vega Resources, Ltd. (Vega), on certain lands known as the Bolloque
Prospect, located in the Province of Alberta. To earn the interest in the Bolloque Prospect, the Company shall be required to assume the obligations of Salida pursuant to Salida's agreement with Vega, including the drilling of a test well, and the drilling of two additional option wells. If all three wells are not drilled and completed, or capped and abandoned, as the case may be, the Company will earn no interest in the Bolloque Prospect. As of June 30, 2005, the Company paid $40,999 towards the drilling of wells. All of these costs have been capitalized.

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

         On April 7th, the Company reported that it had returned 29,975,000 common Reg. 144 shares to treasury. This represents a 32.4% decrease of the issued and outstanding shares of the Company, which now has been reduced from 92,570,000 to 62,595,000.

         On April 18th, Caliber reported that a third a third party reservoir engineer and an independent geophysicist completed the seismic review and interpretation on the Bolloque Project. The seismic line that crosses the Company's leases is a previously shot, east-west, 2-D seismic line. The line was purchased and re-interpreted by the independent consultants to the Company. The interpretation confirms that a Leduc Pinnacle Reef buildup exists under the Company leases.

         An estimate made from the seismic section indicates a reef buildup of approximately 30 meters (98.5 feet). Drill Stem Tests (D.S.T.'s) of this zone in nearby wells gave significant fluid recoveries from the flanks of the reef indicating good permeability. The reef has never been tested for oil at its highest development coincident to a topographic high. The Company plans on drilling at the highest location on the leases to test for an oil accumulation. The presence of a strong structural trap has increased greatly the probability of success of discovering a significant oil accumulation on the leases. The Company now feels that the Bolloque may represent a northern extension of the historic Leduc reef and that it may represent the extension of the prolific Leduc D-3 pools. In a direct analog comparison, the Acheson D-3A pool with 100 oil wells with an average pay thickness of 82 feet and had peak production rates of 300 barrels per day.

         The project is located 60 miles north of Edmonton, Alberta in the prolific oil producing Leduc area. Leduc Reef oil fields south of Bolloque contain oil wells that produce oil at rates of several hundred barrels per day and also well that have cumulatively produced over one million barrels of oil. Of the 680 oil wells drilled in D-3 pools, the production has been between a low of 145 and a high of 400 barrels per day with pay thickness of 35 to 142 feet. Drilling as reported earlier is planned during May-June 2005 following spring breakup when road bans restricting movement of heavy equipment by the Province are lifted. The well depth to test the top of the Leduc is approximately 3,300 feet (1,100 metres) and an oil well is estimated to cost $280,000 for dry hole and an additional $125,000 to complete the well. Caliber is earning its 49% working interest by drilling, casing and completing an exploratory well on the leases.

         On May 2nd, the Company reported that it was moving forward in making the necessary preparations for the spud of the first oil well at Bolloque. The Company and the operator of the project, Transaction Oil and Gas Ventures of Calgary have begun the well licensing, required permitting and have picked the well location. Site preparations will commence when the government road bans are lifted, anticipated to be shortly.

         The spud preparations of the first oil well at Bolloque are for the well designation of 7-1-64- 25W4M. Caliber is advancing funds required to complete the well licensing and site preparations totaling $45,000 as part of the executed Authority for Expenditure (A.F.E.) totaling $329,000 to drill, test and case the well. Access to the well site is excellent and government road bans are now being lifted. The first well location is 200 yards from a producing gas well and 2 miles from a municipal road. Caliber is sourcing a drilling rig for the project.

         Caliber reported that the Company's share of a "Coal Sales Agreement" has been finalized. Caliber's interest in the Sales Agreement for 500,000 metric tonnes of metallurgical grade coal is anticipated to generate revenue in excess of one million dollars to the Company over the next 6 months. The Company is moving forward on the first coal shipment that will commence once export permits are issued and credit facilities are in place.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


DATE:      August 10, 2005




/S/     Graeme Scott
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)