Form 10QSB
period 2005-09-30
Caliber Energy, Inc.
filed 2005-11-04
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                        to
                               ----------------------    -----------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 62,595,000
                                                   -----------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                           CONSOLIDATED BALANCE SHEETS







                                     (Unaudited)
                                      September 30,       December 31,
                                          2005               2004
                                   ------------------  -----------------
ASSETS
Current Assets
  Cash and cash equivalents        $           15,318  $             728
  Prepaid expenses                             33,824                  -
                                   ------------------  -----------------

     Total Current Assets                      49,142                728

Other Assets
   Oil and gas properties                      40,999                  -
                                   ------------------  -----------------

     Total Assets                  $           90,141  $             728
                                   ==================  =================

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                                (Unaudited)
                                                                                 September 30,      December 31,
                                                                                     2005               2004
                                                                              ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $          197,020  $         189,067
   Accrued expenses & short term contract payable                                         23,956             97,730
   Notes payable                                                                               -             78,695
   Related party loans                                                                         -             22,835
   Accrued interest                                                                            -              1,659
                                                                              ------------------  -----------------
     Total Current Liabilities                                                           220,976            389,986

Long-Term Liabilities
   Convertible debentures                                                                477,766                  -
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------

     Total Liabilities                                                                   713,742            404,986
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 62,595,000 issued at September 30, 2005 and
     92,570,000 issued at December 31, 2004                                                6,260              9,257
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                            586,495            141,983
   Deficit accumulated during exploration state                                       (1,216,366)          (555,508)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (623,601)          (404,258)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $           90,141  $             728
                                                                              ==================  =================





                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  Accumulated
                                                                                                                     Since
                                                                                                                  November 21,
                                          (Unaudited)                              (Unaudited)                        2002
                                       For the Three Months                     For the Nine Months               Inception of
                                         Ended September 30,                     Ended September 30,              Exploration
                                -------------------------------------  --------------------------------------
                                       2005             2004                  2005              2004                 State
                                ------------------  -----------------  ------------------  ------------------  ------------------
Revenues                        $                -  $               -  $                -  $                -  $                -
                                ------------------  -----------------  ------------------  ------------------  ------------------

Expenses
   Consulting                                9,000             36,500              27,000              36,500              53,000
   Officers compensation                    22,500             42,401              67,800              42,401             134,705
   General and administrative               41,940             16,762              99,794              20,812             238,070
   General exploration                           -            254,232              12,095             254,232             334,763
                                ------------------  -----------------  ------------------  ------------------  ------------------

     Total Expenses                         73,440            349,895             206,689             353,945             760,538

Other Income (Expense)
   Interest Expense                         (5,946)              (704)           (454,169)               (704)           (455,828)
                                ------------------  -----------------  ------------------  ------------------  ------------------

Net Income (Loss)               $          (79,386) $        (350,599) $         (660,858) $         (354,649) $       (1,216,366)
                                ==================  =================  ==================  ==================  ==================

Weighted Average Shares                 62,595,000        106,416,140          73,025,850         189,034,160
                                ==================  =================  ==================  ==================

Loss per Common Share           $                -  $               -   $           (0.01)  $               -
                                ==================  =================  ==================  ==================

                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                       (Unaudited)                        2002
                                                                    For the Nine Months              Inception of
                                                                     Ended September 30,             Exploration
                                                            ------------------------------------
                                                                  2005               2004              State
                                                            ----------------- ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                    $        (660,858)$         (354,649)$       (1,216,366)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities
Depreciation                                                                -                  -                744
Stock compensation                                                          -                  -            102,000
Interest expense from beneficial conversion                           441,515                  -            441,515
Common stock to be issued for mineral rights                                -             19,000             19,000
Mineral rights expensed                                                     -                  -             16,000
(Increase) decrease in prepaid expenses                               (33,824)                 -            (33,824)
Increase (decrease) in accrued interest                                12,654                  -             14,313
Increase (decrease) in accrued expenses                               (73,774)            79,605             23,956
Increase (decrease) in contract payable                                     -                  -             15,000
Increase (decrease) in accounts payable                                 7,953            200,667            197,020
                                                            ----------------- ------------------ ------------------
Net cash used in operating activities                                (306,334)           (55,377)          (420,642)
                                                            ----------------- ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of oil and gas properties                                 (40,999)                 -            (40,999)
Cash paid for website design                                                -                  -               (744)
Cash paid for mineral rights                                                -                  -            (16,000)
                                                            ----------------- ------------------ ------------------
Net cash used by investing activities                                 (40,999)                 -            (57,743)
                                                            ----------------- ------------------ ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                  361,923                  -            361,923
Proceeds from loans                                                         -             58,000             78,695
Proceeds from shareholder loans                                             -                  -             22,835
Proceeds on sale of common stock                                            -                  -             30,250
                                                            ----------------- ------------------ ------------------
Net Cash Provided by Financing  Activities                            361,923             58,000            493,703
                                                            ----------------- ------------------ ------------------

Net Increase (Decrease) in
   cash and cash equivalents                                           14,590              2,623             15,318
Cash and cash equivalents at
   beginning of the period                                                728                 76                  -
                                                            ----------------- ------------------ ------------------
Cash and cash equivalents at end of the period              $          15,318 $            2,699 $           15,318
                                                            ================= ================== ==================

                                               CALIBER ENERGY, INC.
                                          (An Exploration State Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (continued)


                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 21,
                                                                        (Unaudited)                      2002
                                                                    For the Nine Months              Inception of
                                                                     Ended September 30,             Exploration
                                                            ------------------------------------
                                                                  2005               2004              State
                                                            ----------------- ------------------ ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                    $               - $                - $                -
Income Taxes                                                $               - $                - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------
























                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Caliber Energy is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited consolidated financial statements as of September 30, 2005, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of $660,858 for the nine months ended September 30, 2005, losses of $354,649 for the nine months ended September 30, 2004, and losses of $1,216,366 since inception. The Company has not realized economic production from its mineral properties as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Organization and Basis of Presentation

         Caliber Energy, Inc. (the Company), an exploration state company, was incorporated on November 6, 2002 in the State of Delaware as Twin Ventures, Ltd. On June 18, 2004, the Company changed the name to Rincon Resources, Inc. On March 14, 2005, the Company changed its name to Caliber Energy, Inc. The Company is headquartered in Tucson, Arizona.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the nine months ended September 30, 2005 and 2004 are not presented as it would be anti- dilutive. At September 30, 2005, the total number of potentially dilutive common stock equivalents was 4,718,200. There are no dilutive outstanding common stock equivalents at September 30, 2004.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2004, the Company has expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were value at $.19 per share and as of September 30, 2005, had not been issued.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

         In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, would equal approximately 280,380 shares as of the date of the prospectus; or
2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

         As of September 30, 2005, the Company has paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of September 30, 2005, had not been issued.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of September 30, 2005 and 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 11 - CONVERTIBLE DEBENTURES

         On March 9, 2005, the Company executed three Convertible Debentures for up to $870,000. The notes are due and payable in full on or before March 9, 2006 and carry an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $.10 per share.

         On March 9, 2005, the Company sold $383,610 of convertible debentures. On that date the fair market value of the stock was $.20. Since the fair market value of the stock was greater than the conversion price of $.10, the Company has recognized interest expense of $383,610.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBENTURES (continued)

         On June 1, 2005, the Company sold $50,000 of convertible debentures. On that date the fair market value of the stock was $.18. Since the fair market value of the stock was greater than the conversion price of $.10, the Company has recognized interest expense of $40,000.

         On June 10, 2005, the Company sold $29,842 of convertible debentures. On that date the fair value of the stock was $.16. Since the fair market value of the stock was greater than the conversion price of $.10, the Company has recognized interest expense of $17,905.

         As of September 30, 2005, the Company had received approximately $463,453 from the convertible debentures. As of September 30, 2005, accrued interest on convertible debentures was $14,313.

NOTE 12 - OIL AND GAS PROPERTIES

         On March 28, 2005, the Company entered into an agreement with Salida Capital, Inc. (Salida) whereby the Company will be entitled to 49% of the benefits and interests earned by Salida, pursuant to an agreement between Salida and Vega Resources, Ltd. (Vega), on certain lands known as the Bolloque
Prospect, located in the Province of Alberta. To earn the interest in the Bolloque Prospect, the Company shall be required to assume the obligations of Salida pursuant to Salida's agreement with Vega, including the drilling of a test well, and the drilling of two additional option wells. If all three wells are not drilled and completed, or capped and abandoned, as the case may be, the Company will earn no interest in the Bolloque Prospect. As of September 30, 2005, the Company paid $40,999 towards the drilling of wells. All of these costs have been capitalized.

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

         Caliber has been continuing to move forward its Russian coal project efforts during the quarter and has made progress. On September 28th, the Company updated this progress and events relating to Caliber's coal and oil & gas energy projects. Caliber signed a Letter of Intent (L.O.I) to acquire certain Coal Mining Licenses in the Sakha-Yakutsk region of the Russian Federation. The acquisition is subject to a due diligence process as well as site and facilities inspection. Recently, a major Russian integrated mining and steel group was reported to have paid over $10 million for an equivalent coal license in the region. Caliber maintains a strategic and competitive advantage through its existing joint venture partnership with Canadian based Dolman Investments Ltd. and local Russian operating groups.

         The Company reported that the scope of the previously announced "Coal Sales Agreement" from sales contracts to export coal has increased from 500,000 metric tonnes of metallurgical grade coal to include an additional 3.0 million tonnes of thermal coal. The timing of the implementation of this coal sales program has encountered a delay due to the increased scope of the aforementioned additional thermal coal contact. The Company announced that it would report when these important sales contracts are finalized.

         In addition, Caliber has reduced its participation in the Bolloque oil play located Alberta Canada in order to fully concentrate on the Russian coal ventures. Caliber retained a 10% carried working interest in the Bolloque Project and the 7-1-64-25W4M well. Caliber is now carried on all costs pertaining to the drilling and completion of the 7-1 well.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


DATE:      November 4, 2005




/S/     Graeme Scott
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)