Form 10KSB
period 2005-12-31
Caliber Energy, Inc.
filed 2006-03-30
CIK 1230795

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ To _______

Commission file number   333-105008

                              CALIBER ENERGY, INC.
                 (Name of small business issuer in its charter)

              Delaware                                      87-0700927
         State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization                   Identification No.)


          9595 Wilshire Boulevard #900 Beverly Hills, California 90212
              (Address of principal executive offices) (zip code)


                    Issuer's telephone number: (310) 300-4064

         11300 West Olympic Boulevard #800 Los Angeles, California 90064
      Rincon Resources, Inc., 2920 N. Swan Road #206, Tucson, Arizona 85712 (Former name, former address and former fiscal year, if changed since last report.)



Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                         Common Stock Par Value $0.0001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 17, 2006, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $1,031,900. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2005, was as follows: 62,595,000 common shares, $.0001 par value per share.

Total revenues for fiscal year ended December 31, 2005: $0

At December 31, 2005 the number of shares of common stock outstanding was 62,595,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
PART I

Item 1.     Description of Business                                           1

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a Vote of Security Holders               5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          6

Item 6.     Management's Discussion and Analysis or Plan of Operations        7

Item 7.      Financial Statements                                             14

Item 8.      Changes in and Disagreements With Accountants on Accounting and  14
                 Financial Disclosure

Item 8A     Controls and Procedures                                           14

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             15

Item 10.   Executive Compensation                                             17

Item 11.   Security Ownership of Certain Beneficial Owners and Management     18

Item 12.   Certain Relationships and Related Transactions                     19

Item 13.   Exhibits and Reports on Form 8-K                                   19

Item 14.   Principal Accountant Fees & Services                               20

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

         On November 21, 2002, the Company acquired mineral claims (the "Ritz Claims") located in the Lillooet Lake Region of Southwest British Columbia, Canada. The property consists of twenty unpatented two post mineral claims and one unpatented four post mineral claim representing forty units that have been staked and recorded in the Lillooet mining division. For purposes of recording the Ritz Claims the Company acquired New Heights Capital Corporation (a Canadian corporation) and transferred the claims the subsidiary in exchange for 100% of the subsidiary's outstanding stock. These claims have since lapsed

         On July 26, 2004, the Company executed an agreement and made the 1st statutory payment of $55,000 to acquire a 75% interest in the Tudor Gold Property. The Tudor Gold Property is located in eastern Ontario, Canada approximately 100 miles northeast of Toronto. The property lies within Tudor and Grimsthorpe Townships. The property consists of twenty-two contiguous unpatented mining claims containing sixty units covering approximately 2,965 acres of land. The Company in 2004 launched a comprehensive, property wide, surface exploration program. The results of the surface work were encouraging however, not outstanding as to allow the Company to raise the required capital. Although the Company intended to follow-up with drill testing of the mineralized zones of the property, this program was not funded.

After careful consideration as to the results of the Tudor Project and the gereral gold market in general, management on March 2, 2005 decided to change direction from gold exploration into the energy sector. With the current near record prices for most energy commodities, management is of the opinion that in order to increase shareholder value, the Company would benefit from energy projects that have a low risk, high rate of return and could provide the Company cash flow under time frames that are more favorable than metals.

The Company name change and CUSIP number more adequately reflect that move into the energy sector. Projects in oil & gas and coal are now the focus of the

Company. Oil and gas projects in California and Canada as well as three advanced coal projects of outstanding merit in Eastern Europe and Canada were reviewed and two acquisitions were made, these being the Bolloque Oil Project in Alberta, Canada and the new coal project in the Yakutia region of eastern Russia that includes large undeveloped resources of high demand metallurgical grade coal. By providing project financing, equipment and technology, the Company will be granted a portion of revenue from sales contracts already in place to supply metallurgical grade coal to existing buyers in the Far East.

INDUSTRY OVERVIEW

CANADA

         According to Alberta Energy & Utilities Board Report "ALBERTA'S RESERVES 2002 & SUPPLY/OUTLOOK 2003-2012": The Western Canadian province of Alberta holds tremendous potential for oil and gas production and is ranked as the ninth largest oil producer and third largest natural gas producer in the world. Additionally, Alberta's oil sands contain the largest crude bitumen resource in the world, consisting of approximately 315 billion barrels of potentially recoverable crude. Alberta's 2002 production from all sources was
1.54 million barrels/day and is forecast to reach 2.7 million barrels/day by 2012. Additionally, Alberta's remaining established reserves of natural gas at the end of 2003 stood at 42 Tcf. To-date, much of Alberta's gas development has centered on shallow gas within southeastern Alberta, where over half of the province's gas-producing wells are located but only sixteen percent of natural gas is currently produced.

KANSAS

The oil and gas boom returned to Kansas in 2005. Its impact on the state economy depends on how long it lasts. Kansas oil and gas production was worth $4.7 billion in 2005, according to estimates by the Kansas Geological Survey at the University of Kansas. The total value of oil produced in the state in 2005 was estimated at about $1.8 billion, up from about $500 million in 2004. The total value of natural gas production was more than $2.8 billion in 2005, up from $2.2 billion the previous year. Natural gas production in 2005 is estimated at 380 billion cubic feet, down about 20 billion cubic feet from the previous year. The statewide peak was 990 billion cubic feet in 1970.

COAL

As the demand for electricity continues to grow here in North America, and around the world, coal continues to make low-cost electricity possible. Low-cost electricity is primarily a factor of fuel prices, and coal is and will continue to be the least expensive option for generating electricity. Electricity consumption in the United States is projected to grow 44 percent by 2020. Coal has enabled America's electric utilities to keep up with this increasing demand. The use of coal for generating electricity has nearly tripled in the last 30 years. Coal will remain the largest single source of electricity--accounting for 51 percent of power generation in 2025. Energy demand continues to pressure the US to seek out alternative sources and new technologies as political struggles in the Middle East continue to raise concern over oil supplies. With Energy consumption and demand continually increasing, the coal-based electricity industry has a strong commitment to the environment and to producing electricity that is increasingly clean.


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

         On March 10, 2005 we executed a consulting agreement with our Chief Financial Officer and Director, David Nalyor whereby he will provide us with general financial and administrative consulting services for a monthly retainer of $2,500. Mr. Rhodes resigned his positions with the Company effective January 8, 2005.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ACQUIRE ANY ASSETS

         As of December 31, 2005, we had insufficient funds to meet our obligations in connection to the mining exploration and development interests that we purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

                         ITEM 2 DESCRIPTION OF PROPERTY

         Our executive offices are located at 9595 Wilshire Boulevard Suite 900 Beverly Hills, California 90212. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.


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


-----------------------------------------------------------------------------
                        2004                     HIGH               LOW
-----------------------------------------------------------------------------
January 1, 2004 to March 31, 2004*              $0.00              $0.00
-----------------------------------------------------------------------------
April 1, 2004 to June 30, 2004*                 $0.00              $0.00
-----------------------------------------------------------------------------
July 1, 2004 to September 30, 2004              $0.17              $0.06
-----------------------------------------------------------------------------
October 31, 2004 to December 31, 2004           $0.28              $0.06
-----------------------------------------------------------------------------
                        2005                     HIGH               LOW
-----------------------------------------------------------------------------
January 1, 2005 to March 31, 2005                .36                .09
-----------------------------------------------------------------------------
April 1, 2005 to June 30, 2005                   .25                .18
-----------------------------------------------------------------------------
July 1, 2005 to September 30, 2005               .11                .04
-----------------------------------------------------------------------------
October 1, 2005 to December 31, 2005             .04                .01
-----------------------------------------------------------------------------
         * There were no trading activities of shares in our common stock during this period.

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

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities in 2005.

                 ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDED HEREWITH. THIS DISCUSSION SHOULD NOT BE CONSTRUED TO IMPLY THAT THE RESULTS DISCUSSED HEREIN WILL NECESSARILY CONTINUE INTO THE FUTURE, OR THAT ANY CONCLUSION REACHED HEREIN WILL NECESSARILY BE INDICATIVE OF ACTUAL OPERATING RESULTS IN THE FUTURE. SUCH DISCUSSION REPRESENTS ONLY THE BEST PRESENT ASSESSMENT OF OUR MANAGEMENT.

On January 2005, Caliber Energy, Inc. (formerly Rincon Resources (OTCBB: RIRI), reported the completion of the channel sampling program on the Main Prospect of the Tudor Gold Project in Ontario Canada. The channeling sampling program tested 3 parallel gold-bearing shear structures and several parallel sub-fractures in a 300 m section of the Main Prospect. Each of the main structures returned assay values ranging 7.4 to 59.7 g/t Au over widths averaging 0.1 to 0.5 m. Broad zones of mineralization assaying 0.5 to +2 g/t Au over intervals ranging 2 to 15 metres wide surround the high-grader intervals.

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

After careful consideration as to the results of the Tudor Project and the gereral gold market in general, management on March 2, 2005 decided to change direction from gold exploration into the energy sector. With the current near record prices for most energy commodities, management is of the opinion that in order to increase shareholder value, the Company would benefit from energy projects that have a low risk, high rate of return and could provide the Company cash flow under time frames that are more favorable than metals.

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

On March 14th, 2005, the Company announced the name change to Caliber Energy, Inc. In addition, corporate office moved to 11300 West Olympic Blvd., Suite 800 Los Angeles, CA. Corporate Counsel was changed to Dieterich & Associates of Los Angeles. On December 1, 2005 Caliber relocated its corporate offices to 9595 Wilshire Boulevard Suite 900 Beverly Hills, California 90212. Management believed that the name change would better reflect the mandated change into energy sector projects. Official notification of the name change and new CUSIP number was expected shortly at which time the Company was to advise shareholders as to the effective timing and new trading symbol. Management wished to emphasize that there will be no changes to the capitalization of the Company. Caliber Energy, Inc. also announced plans to pursue avenues of debt financing for the upcoming projects and does not anticipate extensive equity dilution through financings.

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

The first well will be spudded following seismic interpretation and completion of geologic mapping to determine a suitable location for drilling. Drilled is planned in May-June 2005 after spring breakup is over and road bans restricting movement of heavy equipment by the Province are lifted. The depth to the top of the Leduc is about 1000 meters and a cased and completed well is estimated to cost between $500,000 and $600,000.


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

On May 2nd, the Company reported that it was moving forward in making the necessary preparations for the spud of the first oil well at Bolloque. The Company and the operator of the project, Transaction Oil and Gas Ventures of Calgary have begun the well licensing, required permitting and have picked the well location. Site preparations will commence when the government road bans are lifted, anticipated to be shortly. The spud preparations of the first oil well at Bolloque are for the well designation of 7-1-64-25W4M. Caliber is advancing funds required to complete the well licensing and site preparations totaling $45,000 as part of the executed Authority for Expenditure (A.F.E.) totaling $329,000 to drill, test and case the well. Access to the well site is excellent and government road bans are now being lifted. The first well location is 200 yards from a producing gas well and 2 miles from a municipal road. Caliber is sourcing a drilling rig for the project.

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

The Company updated the Bolloque Oil Play. Caliber recently announced the preparations for the spud of the first oil well at the Bolloque Project, Alberta Canada. The well designation is 7-1-64-25W4M. Caliber is advancing funds required to complete the well licensing and site preparations totaling $45,000 as part of the executed Authority for Expenditure (A.F.E.) totaling $329,000 to drill, test and case the well. Access to the well site is excellent and government road bans are now being lifted. The first well location is 200 yards from a producing gas well and 2 miles from a municipal road. Caliber is sourcing a drilling rig for the project. A spud date has been estimated for on or around June 4th, 2005 dependent on rig availability.

On September 28, the Company updated the progress and events relating to the Company's energy projects. Caliber has now signed a Letter of Intent (L.O.I) to acquire certain Coal Mining Licenses in the Sakha-Yakutsk region of the Russian Federation. The coal resource on the licenses is reported to exceed 300 million tonnes. The acquisition is subject to a due diligence process as well as site and facilities inspection. Recently, a major Russian integrated mining and steel group was reported to have paid over $10 million for an equivalent coal license in the region. Caliber maintains a strategic and competitive advantage through its existing joint venture partnership with Canadian based Dolman Investments Ltd. and local Russian operating groups. The Company also wishes to report that the scope of the previously announced "Coal Sales Agreement" from sales contracts to export coal has increased from 500,000 metric tonnes of metallurgical grade coal to include an additional 3.0 million tonnes of thermal coal. The timing of the implementation of this coal sales program has encountered a delay due to the increased scope of the aforementioned additional thermal coal contact. The Company will report when these important sales contracts are finalized.

The Company has reduced its participation in the Bolloque oil play located in Alberta Canada in order to fully concentrate on the Russian coal ventures. Caliber has retained a 10% carried working interest in the Bolloque Project and the 7-1-64-25W4M well. Caliber has been carried on all costs pertaining to the drilling and completion of the 7-1 well. Caliber will report on the results of the well testing when available.

SUBSEQUENT EVENTS

On March 16th, 2006 the Company began negotiations with a private Company to participate in oil and gas exploration in Kansas. The oil and gas boom returned to Kansas in 2005. Its impact on the state economy depends on how long it lasts. Kansas oil and gas production was worth $4.7 billion in 2005, according to estimates by the Kansas Geological Survey at the University of Kansas. The total value of oil produced in the state in 2005 was estimated at about $1.8 billion, up from about $500 million in 2004. The total value of natural gas production was more than $2.8 billion in 2005, up from $2.2 billion the previous year. Natural gas production in 2005 is estimated at 380 billion cubic feet, down about 20 billion cubic feet from the previous year. The statewide peak was 990 billion cubic feet in 1970.

Caliber will join other partners that have acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field data.

Data is collected by a low flying aircraft equipped with specialized equipment and then analyzed by RAM software. These "unique bright spot" anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits. The RAM technology is an indirect hydrocarbon indicator independent of structure so it a good tool in areas where seismic is not. Since RAM data is collected from an aircraft, large acreage surveys can be acquired many times faster and many times less costly than traditional seismic. That makes RAM an ideal first reconnaissance tool. Several identified RAM anomalies interpreted within the survey area are believed to have hydrocarbon potential over multi-sections of lands that have never been tested with a drill bit. Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic. The magnetic survey and interpretation of the region is of excellent quality. Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000' in depth in the Central Kansas Platform. Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well.

The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country. There are many established oil fields within the boundaries of the survey area. The survey indicates "bright spots" that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests. When formalized, Caliber will join partners who are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field testing. The operator will then recommend leases for acquisition and the exploration program will commence.

Caliber will join other Companies which are Silver Star, with a 20% working interest, Fidelis Energy, Inc. which has a 25% working interest, and Cascade Energy, Inc. which also has a 25% working interest. The private company will be carried through the drilling and completion of the first two (2) exploratory wells. The 70% working interest partners will pay 100% of the costs of drilling and completing the initial two wells. Subsequent to those first two wells, all participants in the play will contribute on a straight up working interest basis.

OVERVIEW

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

                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                        ITEM 8A. CONTROLS AND PROCEDURES


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

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME    AGE        POSITION WITH COMPANY

Graeme Scott        43    President, Chief Executive Officer, Director

David Naylor        42    Secretary/Treasurer, Chief Financial Officer, Director

Bryan Rhodes        38    Treasurer, Chief Financial Officer, Director (former)

Victor Perkell      42    Director

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

                                                                                  Long Term Compensation
                                                                        -------------------------------------------
                                             Annual Compensation               Awards                Payouts
                                     ---------------------------------  ----------------------   ------------------
            (a)              (b)      (c)           (d)        (e)         (f)        (g)          (h)      (i)
                                                              Other                Securities
                            Year                             Annual     Restricted Underlying            All Other
                            Ended                            Compen-      Stock     Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation     Award(s)     SAR's       Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)         ($)       (no.)         ($)      ($)

Graeme Scott                2002            -             -          -          -             -         -         -
President/CEO
                            2003            -             -          -          -             -         -         -
Director                    2004            -             -          -          -             -         -    43,674
                            2005            -             -          -          -             -         -    60,000

David Naylor
Treasurer/CFO
Director                    2002            -             -          -          -             -         -         -
                            2003            -             -          -          -             -         -         -
                            2004            -             -          -          -             -         -         -
                            2005            -             -          -          -             -         -    30,000
Victor Perkell
Director                    2002            -             -          -          -             -         -         -
                            2003            -             -          -          -             -         -         -
                            2004            -             -          -          -             -         -         -
                            2005            -             -          -          -             -         -     4,800

Bryan                       2002            -             -          -          -             -         -         -
Rhodes*
Treasurer/ CFO
                            2003            -             -          -          -             -         -         -
Director                    2004            -             -          -          -             -         -    15,000
                            2005            -             -          -          -             -         -         -

* Mr. Rhodes resigned from his positions with the Company effective January 8, 2005.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the 62,595,000 outstanding shares of common stock at December 31, 2005. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                  NAME AND ADDRESS          AMOUNT & NATURE            PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER       OF BENEFICIAL OWNER        OF CLASS

Common Stock      Graeme Scott              21,000,000 shares          33.54%
                  24 Ternhill Crescent      President/CEO
                  Toronto, Ontario          Director
                  M3C 2E5

Common Stock      Bryan Rhodes*             25,000 shares              0.04%
                  851 Western Ridge Trail   Treasurer/CFO
                  Tucson, Arizona           Director
                  85748-7087

Common Stock      Victor Perkell            1,000,000 shares           1.60 %
                  2788 Bathurst Street
                  Toronto, Ontario
                  M6B 3A3

Common Stock      Robert McIntosh           7,000,000 shares           11.18%
                  #606 1414 Barclay St.
                  Vancouver, British Columbia
                  V6G 1J4

Common Stock      All executive officers    22,000,000 shares          35.15%
                  and directors as a group

o Mr. Rhodes resigned from his positions with the Company effective January 8, 2005.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to consulting agreements dated June 1, 2004 and revisions in 2005 the Company agreed to pay $5,000 per month to the President and director of the Company, $2,500 per month to the CFO and director and $400 per month to the Director not having an officer's position.


                             ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1.     FINANCIAL STATEMENTS
                                                                            PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1
Balance Sheets
  December 31, 2005, and 2004................................................F-3
Statements of Operations
  For the Years Ended December 31, 2005 and 2004
  And for the Cumulative Period
  from November 6, 2002 (inception)
  To December 31, 2005 ......................................................F-4
Statement of Stockholders' Equity
  From November 6, 2002 (inception) to December 31, 2005   ..................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2005 and 2004
  And for the Cumulative Period
  from November 6, 2002 (inception)
  To December 31, 2005 ......................................................F-8
Notes to Financial Statements...............................................F-10

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

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES



         The following table summarizes the fees billed to us by Robison, Hill & Company for professional services rendered for the year ended December 31, 2005 and 2004.

                         Service                   2005              2004
              Audit Fees                         $13,380            $5,200
              Audit-Related Fees                                       -
              Tax Fees                             $200                -
              All Other Fees                                           -
              Total                              $13,580            $5,200

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

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                              CALIBER ENERGY, INC.
                         (AN EXPLORATION STATE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS


                                                                         Page

Independent Auditor's Report...............................................F-1

Balance Sheets
   December 31, 2005 and 2004..............................................F-3

Statements of Operations
   For the Years Ended December 31, 2005 and 2004
   And for the Cumulative  Period
   from November 6, 2002 (inception)
   To December 31, 2005....................................................F-4

Statement of Stockholders' Equity
   From November 6, 2002 (inception) to December 31, 2005 .................F-5

Statements of Cash Flows
   For the Years Ended December 31, 2005 and 2004
   And for the Cumulative  Period
   from November 6, 2002 (inception)
   To December 31, 2005....................................................F-8

Notes to the Financial Statements.........................................F-10

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Caliber Energy, Inc.
(An Exploration State Company)

         We have audited the accompanying balance sheet of Caliber Energy, Inc. (an exploration state company) as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the years ended December 31, 2005 and 2004, and the statement of stockholders' equity from November 6, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliber Energy, Inc. (an exploration state company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the statement of stockholders' equity from November 6, 2002 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
March 20, 2006

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
ASSETS                                                                               2005               2004
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $                -  $             728
   Prepaid expenses                                                                        3,425                  -
   Receivable from Oil & Gas Properties                                                   40,998                  -
   Interest Receivable                                                                       993                  -
   Notes Receivable                                                                       40,512                  -
                                                                              ------------------  -----------------

     Total Assets                                                             $           85,928  $             728
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $          197,924  $         189,067
  Accrued liabilities & short term contract payable                                       52,756             97,730
  Notes payable                                                                                -             78,695
  Related party loans                                                                          -             22,835
  Accrued interest                                                                        20,334              1,659
                                                                              ------------------  -----------------

     Total Current Liabilities                                                           271,014            389,986
                                                                              ------------------  -----------------

Long-Term Liabilities
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
   Convertible Debentures                                                                463,453                  -
                                                                              ------------------  -----------------

     Total Long-Term Liabilities                                                         478,453             15,000
                                                                              ------------------  -----------------

      Total Liabilities                                                                  749,467            404,986
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 62,595,000 shares issued at December 31, 2005 and
     92,570,000 shares issued at December 31, 2004                                         6,260              9,257
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                            586,495            141,983
   Deficit accumulated during development stage                                       (1,256,304)          (555,508)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (663,539)          (404,258)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $           85,928  $             728
                                                                              ==================  =================

   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                      Since
                                                                                                   November 6,
                                                                                                       2002
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                               2005                2004               Stage
                                                        ------------------  ------------------  ------------------
Revenue                                                 $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

Expenses
  Consulting                                                        36,000              26,000              62,000
  Officers Compensation                                             94,800              66,905             161,705
  General and Administrative                                        38,704              17,977             176,980
   Investor Relations                                               60,000                   -              60,000
  General Exploration                                               12,095             289,168             334,763
                                                        ------------------  ------------------  ------------------
     Total Expenses                                                241,599             400,050             795,448
                                                        ------------------  ------------------  ------------------

Other Income ( Expense)
   Interest Income                                                     993                   -                 993
   Interest Expense                                               (460,190)             (1,659)           (461,849)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                 (459,197)             (1,659)           (460,856)
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $         (700,796) $         (401,709) $       (1,256,304)
                                                        ==================  ==================  ==================

Income (Loss) per Common Share                          $           (0.01)  $                -
                                                        ==================  ==================

Weighted Average Shares Outstanding                             70,396,713         140,405,540
                                                        ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                         From
                                                                                                                     November 6,
                                                                                     Common         Paid in              2002
                                                                                     Shares       Capital in         Inception of
                                                        Common Stock                  to be        Excess of         Development
                                           --------------------------------------
                                                 Shares              Amount          Issued        Par Value            Stage
                                           ------------------  ------------------  ---------   -----------------  ------------------

November 6, 2002 - Inception                                -  $                -  $       -   $               -  $               -

December 2002 - Common stock
   issued for cash at $.005 per share               3,200,000                 320          -              15,680                  -

Common stock issued for services
   at $.003 per share                              24,000,000               2,400          -              99,600                  -

Net Income (Loss)                                           -                   -          -                   -           (145,920)
                                           ------------------  ------------------  ---------   -----------------  ------------------

Balance at December 31, 2002                       27,200,000               2,720          -             115,280           (145,920)

July 23, 2004 - 10:1 stock split                  244,800,000              24,480          -             (24,480)                 -
                                           ------------------  ------------------  ---------   -----------------  ------------------

Restated Balance at
   December 31, 2002                              272,000,000              27,200          -              90,800           (145,920)

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                   (continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                         From
                                                                                                                     November 6,
                                                                                     Common         Paid in              2002
                                                                                     Shares       Capital in         Inception of
                                                        Common Stock                  to be        Excess of         Development
                                           --------------------------------------
                                                 Shares              Amount          Issued        Par Value            Stage
                                           ------------------  ------------------  --------   -----------------  ------------------
March 2003 - Common stock
   issued for cash at $.25 per share                  570,000  $               57  $      -   $          14,193  $                -

Net Income (Loss)                                           -                   -         -                   -              (7,879)
                                           ------------------  ------------------  --------   -----------------  ------------------

Balance at December 31, 2003                      272,570,000              27,257         -             104,993            (153,799)

April 2004 - Shares returned to
   treasury and canceled                         (180,000,000)            (18,000)        -              18,000                   -

July 2004 - 100,000 shares to be
   issued as part of Property Option
   Agreement at $.19 per share                              -                   -        10              18,990                   -

Net Income (Loss)                                           -                   -         -                   -            (401,709)
                                           ------------------  ------------------  --------   -----------------  ------------------

Balance at December 31, 2004                       92,570,000               9,257        10             141,983            (555,508)

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                   (continued)

                                                                                                                        Deficit
                                                                                                                     Accumulated
                                                                                                                         From
                                                                                                                      November 6,
                                                                                     Common         Paid in              2002
                                                                                     Shares       Capital in         Inception of
                                                        Common Stock                  to be        Excess of         Development
                                           --------------------------------------
                                                 Shares              Amount          Issued        Par Value            Stage
                                           ------------------  ------------------  ----------   -----------------  ---------------
March 2005 - Convertible
Beneficial conversion on
   Notes payable                                            -                   -           -             383,610                -

April 2005 - Shares returned to
  treasury and canceled                           (29,975,000) $           (2,997)          -               2,997                -

June 2005 - Convertible
Beneficial conversion on
   Notes payable                                            -                   -           -              57,905                -

Net Income (Loss)                                           -                   -           -                   -         (700,796)
                                           ------------------  ------------------  ----------   -----------------  ---------------

Balance at December 31, 2005                       62,595,000  $            6,260  $       10   $         586,495  $    (1,256,304)
                                           ==================  ==================  ==========   =================  ===============


   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                                                        2002
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (700,796) $         (401,709) $       (1,256,304)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                          -                   -                 744
   Stock compensation                                                     -                   -             102,000
   Interest expense from beneficial conversion                      441,515                   -             441,515
   Common stock to be issued for mineral rights                           -              19,000              19,000
   Mineral rights expensed                                                -                   -              16,000
(Increase) decrease in prepaid expenses                              (3,425)                  -              (3,425)
(Increase) decrease in receivables                                  (40,998)                  -             (40,998)
(Increase) decrease in interest receivable                             (993)                  -                (993)
Increase (decrease) in accrued interest                              18,675               1,659              20,334
Increase (decrease) in accounts payable                               8,857             187,267             197,924
Increase (decrease) in accrued liabilities                          (44,974)             92,905              52,756
Increase (decrease) in contracts payable                                  -                   -              15,000
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (322,139)           (100,878)           (436,447)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                              -                   -                (744)
Cash paid for mineral rights                                              -                   -             (16,000)
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                                     -                   -             (16,744)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                361,923                   -             361,923
Proceeds from loans                                                       -              78,695              78,695
Proceeds from shareholder loan                                            -              22,835              22,835
Loans to related parties                                            (40,512)                  -             (40,512)
Proceeds on sale of common stock                                          -                   -              30,250
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                          321,411             101,530             453,191
                                                          -----------------  ------------------  ------------------

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                                                        2002
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                          (728)                652                   -
Cash and Cash Equivalents at
   Beginning of the Period                                              728                  76                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $               -  $              728  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -


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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of $700,796 for the year ended December 31, 2005, losses of $401,709 for the year ended December 31, 2004, and losses of $1,256,304 since inception. The Company has not realized economic production from its mineral properties as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2005 and 2004 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2005 and 2004 are not presented as it would be anti-dilutive. At December 31, 2005, the total number of potentially dilutive common stock equivalents was 4,837,870. There are no dilutive outstanding common stock equivalents at December 31, 2004.

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

         During the year ended December 31, 2005, the Company made two short-term loans totaling $40,512 to two affiliated companies. The loans carry an interest rate of 6% per annum. Interest income related to these loans of $993 has been recorded in the financial statements at December 31, 2005. In February 2006, both of these loans were repaid.

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

NOTE 6 -  INCOME  TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,257,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 7 - LONG-TERM DEBT (continued)

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -  SHAREHOLDERS'  EQUITY (continued)

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2005, the Company had expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of December 31, 2005, had not been issued.

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

         As of December 31, 2005, the Company had paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of December 31, 2005, had not been issued.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of December 31, 2005 and 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         Pursuant to consulting agreements dated June 1, 2004, the Company agreed to pay $2,500 per month to the CFO and director of the Company and $5,000 per month to the President and director of the Company. Pursuant to a consulting agreement dated April 23, 2004, the Company agreed to pay $400 per month to a director.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBENTURES (continued)

         As of December 31, 2005, the Company had received approximately $463,453 from the convertible debentures. As of December 31, 2005, accrued interest on convertible debentures was $20,334.

NOTE 12 - OIL AND GAS PROPERTIES

         On March 28, 2005, the Company entered into an agreement with Salida Capital, Inc. (Salida) whereby the Company will be entitled to 49% of the benefits and interests earned by Salida, pursuant to an agreement between Salida and Vega Resources, Ltd. (Vega), on certain lands known as the Bolloque
Prospect, located in the Province of Alberta. To earn the interest in the Bolloque Prospect, the Company shall be required to assume the obligations of Salida pursuant to Salida's agreement with Vega, including the drilling of a test well, and the drilling of two additional option wells. If all three wells are not drilled and completed, or capped and abandoned, as the case may be, the Company will earn no interest in the Bolloque Prospect. During the year ended December 31, 2005, the Company paid $40,998 towards the drilling of wells. These costs had been capitalized. However, the Company was unable to advance the full funds for the Test-Well, and was in default pursuant to the original agreement. On August 26, 2005, the Company and Salida agreed that Salida would reimburse the Company the full amount of its investment in the Test-Well. In consideration for the advancement of funds paid, Salida will grant the Company a 10% carried interest in the section of lands earned by Salida under the Vega Participation Agreement by virtue of the completion of the Test-Well. At December 31, 2005, the capitalized cost of the investment in oil and gas properties of $40,998 has been reclassified as a receivable. On March 3, 2006, the Company received this payment from Salida.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CALIBER ENERGY, INC.

Dated: March 29, 2006                       By  /S/     Graeme Scott
                                           -------------------------------------
                                           Graeme Scott
                                           President, CEO and Director
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March 2006.

Signatures / Title

/S/     Graeme Scott
--------------------
Graeme Scott
President, CEO and Director
(Principal Executive Officer)




/S/     David Naylor
--------------------
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)