Form 10QSB
period 2006-03-31
Caliber Energy, Inc.
filed 2006-05-15
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                  ---------------------------------------------

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

          9595 Wilshire Boulevard #900, Beverly Hills, California 90212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 300-4064
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2006 62,595,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                  March 31,          December 31,
                                                                                     2006               2005
                                                                              ------------------  -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $           68,198  $               -
   Prepaid expenses                                                                        3,425              3,425
   Receivable from oil & gas properties                                                        -             40,998
   Interest receivable                                                                         -                993
   Notes receivable                                                                            -             40,512
                                                                              ------------------  -----------------

     Total Assets                                                             $           71,623  $          85,928
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $          198,162  $         197,924
   Accrued liabilities & short term contract payable                                      80,356             52,756
   Accrued interest                                                                       26,299             20,334
                                                                              ------------------  -----------------
     Total Current Liabilities                                                           304,817            271,014
                                                                              ------------------  -----------------

Long-Term Liabilities
   Convertible debentures                                                                463,453            463,453
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------
      Total Long-Term Liabilities                                                        478,453            478,453
                                                                              ------------------  -----------------

     Total Liabilities                                                                   783,270            749,467
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 62,595,000 issued at March 31, 2006 and
     December 31, 2005                                                                     6,260              6,260
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                            586,495            586,495
   Deficit accumulated during exploration state                                       (1,304,412)        (1,256,304)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                         (711,647)          (663,539)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $           71,623  $          85,928
                                                                              ==================  =================

                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                 Accumulated
                                                                                                    Since
                                                                                                 November 6,
                                                                   (Unaudited)                       2002
                                                               For the Three Months             Inception of
                                                                  Ended March 31,                Exploration
                                                             2006              2005                 State
                                                      ------------------  ------------------  ------------------
Revenues                                              $                -  $                -  $                -
                                                      ------------------  ------------------  ------------------

Expenses
   Consulting                                                      9,000               9,000              71,000
   Officers compensation                                          22,500              23,700             184,205
   General and administrative                                     10,853              16,649             187,833
   Investor relations                                                  -                   -              60,000
   General exploration                                                 -              12,095             334,763
                                                      ------------------  ------------------  ------------------

     Total Expenses                                               42,353              61,444             837,801

Other Income (Expense)
   Interest Income                                                   210                   -               1,203
   Interest Expense                                               (5,965)             (1,591)           (467,814)
                                                      ------------------  ------------------  ------------------

Net Income (Loss)                                     $          (48,108) $          (63,035) $       (1,304,412)
                                                      ==================  ==================  ==================

Weighted Average Shares                                       62,590,000          92,570,000
                                                      ==================  ==================

Loss per Common Share                                 $                -  $                -
                                                      ==================  ==================






                             See accompanying notes.

                                               CALIBER ENERGY, INC.
                                          (An Exploration State Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                       (Unaudited)                    2002
                                                                 For the Three Months Ended         Inception of
                                                                        March 31,                   Exploration
                                                                2006                2005               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $         (48,108) $          (63,035) $       (1,304,412)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                          -                   -                 744
   Stock compensation                                                     -                   -             102,000
   Interest expense from beneficial conversion                            -                   -             441,515
   Common stock to be issued for mineral rights                           -                   -              19,000
   Mineral rights expensed                                                -                   -              16,000
(Increase) decrease in prepaid expenses                                   -                   -              (3,425)
(Increase) decrease in receivables                                   40,998                   -                   -
(Increase) decrease in interest receivable                              993                   -                   -
Increase (decrease) in accrued interest                               5,965               1,591              26,299
Increase (decrease) in accounts payable                                 238              (8,776)            198,162
Increase (decrease) in accrued liabilities                           27,600             (85,474)             80,356
Increase (decrease) in contracts payable                                  -                   -              15,000
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                                27,686            (155,694)           (408,761)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                              -                   -                (744)
Cash paid for mineral rights                                              -                   -             (16,000)
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                                     -                   -             (16,744)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                      -             282,080             361,923
Proceeds from loans                                                       -                   -              78,695
Proceeds from shareholder loan                                            -                   -              22,835
Loans to related parties                                                  -                   -             (40,512)
Proceeds from loans to related parties                               40,512                   -              40,512
Proceeds on sale of common stock                                          -                   -              30,250
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                           40,512             282,080             493,703
                                                          -----------------  ------------------  ------------------

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                       (Unaudited)                     2002
                                                                For the Three Months Ended          Inception of
                                                                        March 31,                   Exploration
                                                                2006                2005               State
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        68,198             126,386              68,198
Cash and Cash Equivalents at
   Beginning of the Period                                                -                 728                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $          68,198  $          127,114  $           68,198
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

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

         The unaudited financial statements as of March 31, 2006, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of $48,108 for the three months ended March 31, 2006, losses of $63,035 for the three months ended March 31, 2005, and losses of $1,304,412 since inception. The Company has not realized economic production from its mineral properties as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at March 31, 2006.

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

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2005, the Company had expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of March 31, 2006, had not been issued.

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

         As of December 31, 2005, the Company had paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of March 31, 2006, had not been issued.

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of March 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         As of March 31, 2006, the Company had received approximately $463,453 from the convertible debentures. As of March 31, 2006, accrued interest on convertible debentures was $26,299.

NOTE 12 - OIL AND GAS PROPERTIES

         On March 28, 2005, the Company entered into an agreement with Salida Capital, Inc. (Salida) whereby the Company will be entitled to 49% of the benefits and interests earned by Salida, pursuant to an agreement between Salida and Vega Resources, Ltd. (Vega), on certain lands known as the Bolloque
Prospect, located in the Province of Alberta. To earn the interest in the Bolloque Prospect, the Company shall be required to assume the obligations of Salida pursuant to Salida's agreement with Vega, including the drilling of a test well, and the drilling of two additional option wells. If all three wells are not drilled and completed, or capped and abandoned, as the case may be, the Company will earn no interest in the Bolloque Prospect. During the year ended December 31, 2005, the Company paid $40,998 towards the drilling of wells. These costs had been capitalized. However, the Company was unable to advance the full funds for the Test-Well, and was in default pursuant to the original agreement. On August 26, 2005, the Company and Salida agreed that Salida would reimburse the Company the full amount of its investment in the Test-Well. In consideration for the advancement of funds paid, Salida will grant the Company a 10% carried interest in the

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - OIL AND GAS PROPERTIES (continued)

section of lands earned by Salida under the Vega Participation Agreement by virtue of the completion of the Test-Well. At December 31, 2005, the capitalized cost of the investment in oil and gas properties of $40,998 has been reclassified as a receivable. On March 3, 2006, the Company received this payment from Salida.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

         The Vardy Zone is another gold structure on the Tudor Property and is located 1 km north of the Main Prospect. Gold mineralization occurs in a steeply dipping ductile-brittle deformation zone ranging 50 to 250 metres wide and extends over 2.6 kilometres. The deformation zone cuts mafic metavolcanic rocks and has strong ankerite alteration. The structure contains chlorite schists that envelop a sheared and folded core region of chlorite - sericite schists. Gold mineralization in the Vardy Zone is associated with silicification and quartz stringer systems similar to the gold bearing mineralization in the Main Prospect. Native gold is also found in deformed sucrosic quartz veins that occur in fracture zones and are believed to represent an older gold event in the structure. The Vardy Zone has returned assay values up to 20 g/t Au. An historic drill hole located 2 km north on the structure returned 2.1 g/t Au over 1.2 metres. The Tudor Gold Project is situated in the historic Madoc-Bancroft gold region in eastern Ontario, Canada and is located in Tudor and Grimsthorpe Township's. The property consists of 22 contiguous unpatented mining claims containing 60 units and covers approximately 1,200 hectares of land. The former Rincon Resources had been granted an option by Louvicourt Gold Mines Inc. to acquire 50% of the mineral rights to the property by incurring exploration expenditures of $500,000 (US) within one year. Rincon can gain an additional 25% title to the property by incurring an additional exploration expenditure of $250,000 (US) within two years.

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

         Caliber discussed initial details of a prospective Russian coal project located in the Yakutia Region. Management believed that the name change would better reflect the mandated change into energy sector projects. Official notification of the name change and new CUSIP number was expected shortly at which time the Company was to advise shareholders as to the effective timing and new trading symbol. Management wished to emphasize that there will be no changes to the capitalization of the Company. Caliber Energy, Inc. also announced plans to pursue avenues of debt financing for the upcoming projects and does not anticipate extensive equity dilution through financings.

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

         The Company updated the Bolloque Oil Play. Caliber recently announced the preparations for the spud of the first oil well at the Bolloque Project, Alberta Canada. The well designation is 7-1- 64-25W4M. Caliber is advancing funds required to complete the well licensing and site preparations totaling $45,000 as part of the executed Authority for Expenditure (A.F.E.) totaling $329,000 to drill, test and case the well. Access to the well site is excellent and government road bans are now being lifted. The first well location is 200 yards from a producing gas well and 2 miles from a municipal road. Caliber is sourcing a drilling rig for the project. A spud date has been estimated for on or around June 4th, 2005 dependent on rig availability.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


DATE:      May 12, 2006




/S/     Graeme Scott
--------------------
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
--------------------
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)