Form 10QSB
period 2006-06-30
Caliber Energy, Inc.
filed 2006-08-14
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

              For the transition period from ________ to _________

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

          9595 Wilshire Boulevard #900, Beverly Hills, California 90212
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 182,825,805


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 30,         December 31,
                                                                                     2006               2005
                                                                              ------------------  -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $           18,503  $               -
   Prepaid expenses                                                                        3,425              3,425
   Receivable from oil & gas properties                                                        -             40,998
   Interest receivable                                                                         -                993
   Notes receivable                                                                            -             40,512
                                                                              ------------------  -----------------
     Total Assets                                                             $           21,928  $          85,928
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $           31,583  $         197,924
   Accrued liabilities & short term contract payable                                           -             52,756
   Accrued interest                                                                            -             20,334
                                                                              ------------------  -----------------
     Total Current Liabilities                                                            31,583            271,014
                                                                              ------------------  -----------------

Long-Term Liabilities
   Convertible debentures                                                                      -            463,453
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------
      Total Long-Term Liabilities                                                         15,000            478,453
                                                                              ------------------  -----------------
     Total Liabilities                                                                    46,583            749,467
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 182,825,805 issued at June 30, 2006 and
     62,595,000 issued at December 31, 2005                                               18,283              6,260
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                          1,295,857            586,495
   Deficit accumulated during exploration state                                       (1,338,805)        (1,256,304)
                                                                              ------------------  -----------------
     Total Stockholders' Equity                                                          (24,655)          (663,539)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $           21,928  $          85,928
                                                                              ==================  =================



                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                November 21,
                                            (Unaudited)                          (Unaudited)                        2002
                                      For the Three Months                   For the Six Months                Inception of
                                          Ended June 30,                         Ended June 30,                 Exploration
                                     2006             2005                  2006              2005                 State
                              ------------------  -----------------  ------------------  ------------------  ------------------
Revenues                      $                -  $               -  $                -  $                -  $                -
                              ------------------  -----------------  ------------------  ------------------  ------------------

Expenses
   Consulting                                  -              9,000               9,000              18,000              71,000
   Officers compensation                  23,700             21,600              46,200              45,300             207,905
   General and administrative             10,693             41,205              21,546              57,854             198,526
   Investor relations                          -                  -                   -                   -              60,000
   General exploration                         -                  -                   -              12,095             334,763
                              ------------------  -----------------  ------------------  ------------------  ------------------

     Total Expenses                       34,393             71,805              76,746             133,249             872,194

Other Income (Expense)
   Interest Income                             -                  -                   -                   -               1,203
   Interest Expense                            -             (5,117)             (5,755)             (6,708)           (467,814)
                              ------------------  -----------------  ------------------  ------------------  ------------------

Net Income (Loss)             $          (34,393) $         (76,922) $          (82,501) $         (139,957) $       (1,338,805)
                              ==================  =================  ==================  ==================  ==================

Weighted Average Shares               63,930,884         64,241,976          63,259,275          78,327,738
                              ==================  =================  ==================  ==================

Loss per Common Share         $                -  $               -  $                -  $                -
                              ==================  =================  ==================  ==================

                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                    (Unaudited)                        2002
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $         (82,501) $         (139,957) $       (1,338,805)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                          -                   -                 744
   Common stock issued for liabilities                              257,932                                 257,932
   Stock compensation                                                     -                   -             102,000
   Interest expense from beneficial conversion                            -                   -             441,515
   Common stock to be issued for mineral rights                           -                   -              19,000
   Mineral rights expensed                                                -                   -              16,000
(Increase) decrease in prepaid expenses                                   -             (33,824)             (3,425)
(Increase) decrease in receivables                                   40,998                   -                   -
(Increase) decrease in interest receivable                              993                   -                   -
Increase (decrease) in accrued interest                             (20,334)              6,707                   -
Increase (decrease) in accounts payable                            (166,341)            (14,416)             31,583
Increase (decrease) in accrued liabilities                          (52,756)            (84,274)                  -
Increase (decrease) in contracts payable                                  -                   -              15,000
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                               (22,009)           (265,764)           (458,456)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of oil and gas properties                                     -             (40,999)                  -
Cash paid for website design                                              -                   -                (744)
Cash paid for mineral rights                                              -                   -             (16,000)
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                                     -             (40,999)            (16,744)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                      -             361,923             361,923
Proceeds from loans                                                       -                   -              78,695
Proceeds from shareholder loan                                            -                   -              22,835
Loans to related parties                                                  -                   -             (40,512)
Proceeds from loans to related parties                               40,512                   -              40,512
Proceeds on sale of common stock                                          -                   -              30,250
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                           40,512             361,923             493,703
                                                          -----------------  ------------------  ------------------

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                      (Unaudited)                      2002
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        18,503              55,160              18,503
Cash and Cash Equivalents at
   Beginning of the Period                                                -                 728                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $          18,503  $           55,888  $           18,503
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During the quarter ended June 30, 2006, convertible debt of $463,453, accrued interest of $26,299, accounts payable of $166,579 and accrued expenses of $65,054 were converted into 120,230,805 shares of common stock.















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

         The unaudited financial statements as of June 30, 2006, and for the six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of $82,501 for the six months ended June 30, 2006, losses of $139,957 for the six months ended June 30, 2005, and losses of $1,338,805 since inception. The Company has not realized economic production from its mineral properties as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the three and six months ended June 30, 2006 and 2005 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

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

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at June 30, 2006.

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

         During the quarter ended June 30, 2006, convertible debt of $463,453, accrued interest of $26,299, accounts payable of $166,579 and accrued expenses of $65,054 were converted into 120,230,805 shares of common stock.

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

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2005, the Company had expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of June 30, 2006, had not been issued.

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

         As of December 31, 2005, the Company had paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of June 30, 2006, had not been issued.

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of June 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         The Company had received approximately $463,453 from the convertible debentures. As of June 30, 2006, the convertible debentures of $463,453 and accrued interest of $26,299 was converted common stock.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


DATE:      August 11, 2006




/S/     Graeme Scott
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)