Form 10QSB
period 2006-09-30
Caliber Energy, Inc.
filed 2006-11-14
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 2006
                               -------------------------------------------------

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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2006 182,825,805

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                September 30,       December 31,
                                                                                     2006               2005
                                                                              ------------------  -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $           13,491  $               -
   Prepaid expenses                                                                        3,425              3,425
   Receivable from oil & gas properties                                                        -             40,998
   Interest receivable                                                                         -                993
   Notes receivable                                                                            -             40,512
                                                                              ------------------  -----------------
     Total Assets                                                             $           16,916  $          85,928
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $           31,583  $         197,924
   Accrued liabilities & short term contract payable                                      18,700             52,756
   Accrued interest                                                                            -             20,334
                                                                              ------------------  -----------------
     Total Current Liabilities                                                            50,283            271,014
                                                                              ------------------  -----------------

Long-Term Liabilities
   Convertible debentures                                                                      -            463,453
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
                                                                              ------------------  -----------------
      Total Long-Term Liabilities                                                         15,000            478,453
                                                                              ------------------  -----------------
     Total Liabilities                                                                    65,283            749,467
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 182,825,805 issued at September 30, 2006 and
     62,595,000 issued at December 31, 2005                                               18,283              6,260
   Stock to be issued                                                                         10                 10
   Additional paid-in capital                                                          1,295,857            586,495
   Deficit accumulated during exploration state                                       (1,362,517)        (1,256,304)
                                                                              ------------------  -----------------
     Total Stockholders' Equity                                                          (48,367)          (663,539)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $           16,916  $          85,928
                                                                              ==================  =================



                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                November 21,
                                         (Unaudited)                              (Unaudited)                      2002
                                      For the Three Months                     For the Nine Months              Inception of
                                       Ended September 30,                     Ended September 30,              Exploration
                                     2006               2005                2006                2005               State
                              ------------------  -----------------  ------------------  ------------------  ------------------
Revenues                      $                -  $               -  $                -  $                -  $                -
                              ------------------  -----------------  ------------------  ------------------  ------------------

Expenses
   Consulting                                  -              9,000               9,000              27,000              71,000
   Officers compensation                  23,700             22,500              69,900              67,800             231,605
   General and administrative                 12             41,940              21,558              99,794             198,538
   Investor relations                          -                  -                   -                   -              60,000
   General exploration                         -                  -                   -              12,095             334,763
                              ------------------  -----------------  ------------------  ------------------  ------------------

     Total Expenses                       23,712             73,440             100,458             206,689             895,906

Other Income (Expense)
   Interest Income                             -                  -                   -                   -               1,203
   Interest Expense                            -             (5,946)             (5,755)           (454,169)           (467,814)
                              ------------------  -----------------  ------------------  ------------------  ------------------

Net Income (Loss)             $          (23,712) $         (79,386) $         (106,213) $         (660,858) $       (1,362,517)
                              ==================  =================  ==================  ==================  ==================

Weighted Average Shares              182,825,805         62,595,000         103,486,813          73,025,850
                              ==================  =================  ==================  ==================

Loss per Common Share         $                -  $               -  $                -  $           (0.01)
                              ==================  =================  ==================  ==================

                             See accompanying notes.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                       (Unaudited)                     2002
                                                               For the Nine Months Ended            Inception of
                                                                      September 30,                 Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (106,213) $         (660,858) $       (1,362,517)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                          -                   -                 744
   Common stock issued for liabilities                              257,932             441,515             257,932
   Stock compensation                                                     -                   -             102,000
   Interest expense from beneficial conversion                            -                   -             441,515
   Common stock to be issued for mineral rights                           -                   -              19,000
   Mineral rights expensed                                                -                   -              16,000
(Increase) decrease in prepaid expenses                                   -             (33,824)             (3,425)
(Increase) decrease in receivables                                   40,998                   -                   -
(Increase) decrease in interest receivable                              993                   -                   -
Increase (decrease) in accrued interest                             (20,334)             12,654                   -
Increase (decrease) in accounts payable                            (166,341)              7,953              31,583
Increase (decrease) in accrued liabilities                          (34,056)            (73,774)             18,700
Increase (decrease) in contracts payable                                  -                   -              15,000
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                               (27,021)           (306,334)           (463,468)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of oil and gas properties                                     -             (40,999)                  -
Cash paid for website design                                              -                   -                (744)
Cash paid for mineral rights                                              -                   -             (16,000)
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                                     -             (40,999)            (16,744)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                      -             361,923             361,923
Proceeds from loans                                                       -                   -              78,695
Proceeds from shareholder loan                                            -                   -              22,835
Loans to related parties                                                  -                   -             (40,512)
Proceeds from loans to related parties                               40,512                   -              40,512
Proceeds on sale of common stock                                          -                   -              30,250
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                           40,512             361,923             493,703
                                                          -----------------  ------------------  ------------------

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                      (Unaudited)                       2002
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        13,491              14,590              13,491
Cash and Cash Equivalents at
   Beginning of the Period                                                -                 728                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $          13,491  $           15,318  $           13,491
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

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

         The unaudited financial statements as of September 30, 2006, and for the nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of $106,213 for the nine months ended September 30, 2006, losses of $660,858 for the nine months ended September 30, 2005, and losses of $1,362,517 since inception. The Company has not realized economic production from its mineral properties as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock  Based  Compensation

         Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the three and nine months ended September 30, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the three and nine months ended September 30, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

         Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on January 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at September 30, 2006.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -  SHAREHOLDERS'  EQUITY (continued)

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 100,000 shares of common stock upon the execution of the agreement. As of December 31, 2005, the Company had expensed $19,000 in exploration costs related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of September 30, 2006, had not been issued.

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

         As of December 31, 2005, the Company had paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 100,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of September 30, 2006, had not been issued.

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

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of September 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


DATE:      November 9, 2006




/S/     Graeme Scott
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)