Form 10KSB
period 2006-12-31
Caliber Energy, Inc.
filed 2007-03-30
CIK 1230795

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2006

                                       or

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________ To__________________



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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 26, 2007, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $713,885. In determining this figure Registrant has assumed that all director's and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2006, was as follows: 36,565,164 common shares, $.0001 par value per share.

Total revenues for fiscal year ended December 31, 2006: $0

At December 31, 2006 the number of shares of common stock outstanding was 36,565,164.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

4

5

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
                                                                           PAGE
PART I

Item 1.     Description of Business                                           1

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a Vote of Security Holders               5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          5

Item 6.     Management's Discussion and Analysis or Plan of Operations        7

Item 7.     Financial Statements                                             10

Item 8. Changes in and Disagreements With Accountants on Accounting and 10 Financial Disclosure

Item 8A     Controls and Procedures                                          10

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                11

Item 10.   Executive Compensation                                            12

Item 11.   Security Ownership of Certain Beneficial Owners and Management    13

Item 12.   Certain Relationships and Related Transactions                    14

Item 13.   Exhibits and Reports on Form 8-K                                  15

Item 14.   Principal Accountant Fees & Services                              15

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS


         Caliber Energy, Inc. (the Company), an exploration state company, was incorporated on November 6, 2002 in the State of Delaware as Twin Ventures, Ltd. On June 18, 2004, the Company's name was changed to Rincon Resources, Inc. On March 14, 2005, the Company changed its name to Caliber Energy Inc. The Company is headquartered in Beverly Hills, California.

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

         On March 10, 2005 we executed a consulting agreement with our Chief Financial Officer and Director, David Naylor whereby he will provide us with general financial and administrative consulting services for a monthly retainer of $2,500.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ACQUIRE ANY ASSETS

         As of December 31, 2006, we had insufficient funds to meet our obligations in connection to the mining exploration and development interests that we purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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


                       ITEM 4 SUBMISSIONS OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         On December 15, 2006, the Board of Directors of Caliber Energy, Inc., held a special meeting of stockholders to approve a 1 for 5 reverse stock split for our issued and outstanding shares of common stock. The reverse stock split was approved.



                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The stock is traded on the Pink Sheets with the symbol CLBN.PK.

         Our shares of common stock have been quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board since July 1, 2004. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning January 1, 2005 to December 31, 2006.

------------------------------------ ----------- ---------- -- -----------
                      2005                         HIGH           LOW
------------------------------------ ----------- ---------- -- -----------
January 1, 2005 to March 31, 2005                  0.36           0.09
------------------------------------ ----------- ---------- -- -----------
April 1, 2005 to June 30, 2005                     0.25           0.18
------------------------------------ ----------- ---------- -- -----------
July 1, 2005 to September 30, 2005                 0.11           0.04
------------------------------------ ----------- ---------- -- -----------
October 1, 2005 to December 31, 2005               0.04           0.01
------------------------------------ ----------- ---------- -- -----------

------------------------------------ ----------- ---------- -- -----------
                      2006                         HIGH           LOW
------------------------------------ ----------- ---------- -- -----------
January 1, 2006 to March 31, 2006        *         0.00           0.00
------------------------------------ ----------- ---------- -- -----------
April 1, 2006 to June 30, 2006           *         0.00           0.00
------------------------------------ ----------- ---------- -- -----------
July 1, 2006 to September 30, 2006       *         0.00           0.00
------------------------------------ ----------- ---------- -- -----------
October 1, 2006 to December 31, 2006     *         0.00           0.00
------------------------------------ ----------- ---------- -- -----------

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

Recent Sales of Unregistered Securities

         The following table lists the sale of unregistered securities in 2006 (post stock split) by the conversion of debt and accrued wages into common stock of the company.

-------------------------------------------- ---------------------- --------------------- -----------------------
                 CREDITOR                           AMOUNT              DATE OF DEBT              SHARES
            (NAME AND ADDRESS)
-------------------------------------------- ---------------------- --------------------- -----------------------
 PROJECTION CAPITAL LTD., TORTOLA, B.V.I.         $493,367.83          JUNE 10, 2005            16,445,594
-------------------------------------------- ---------------------- --------------------- -----------------------
                LOUVICOURT,                       $158,217.00           OCT 10, 2004            5,273,900
             TORONTO, ONTARIO
-------------------------------------------- ---------------------- --------------------- -----------------------
               GRAEME SCOTT,                      $35,000.00            JUNE 1, 2006            1,166,670
             TORONTO, ONTARIO
-------------------------------------------- ---------------------- --------------------- -----------------------
             ROBERT MCINTOSH,                     $30,000.00            JUNE 1, 2006            1,000,000
         BEVERLY HILS, CALIFORNIA
-------------------------------------------- ---------------------- --------------------- -----------------------
              VICTOR PERKELL,                      $4,800.00            JUNE 1, 2006             160,000
             TORONTO, ONTARIO
-------------------------------------------- ---------------------- --------------------- -----------------------

-------------------------------------------- ---------------------- --------------------- -----------------------
                  TOTALS                          $721,384.83                                   24,046,164
-------------------------------------------- ---------------------- --------------------- -----------------------

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

         On June 16, 2006 the Data Sharing Agreement between Caliber, Silver Star, Fidelis, Cascade and the private company was cancelled. Caliber will no longer have any interest to participate in the oil exploration in Kansas.

REVERSE STOCK SPLIT

         On June 15, 2006, the Board of Directors voted in favor of the reverse stock split and directed that the reverse stock split be completed. The Board of Directors also placed the ratification of the reverse stock split on the agenda for consideration by stockholders at the special meeting to be held on December 15, 2006. The Board of Directors believes that the per share price of our common stock justified the 1:5 reverse stock split and that it would not negatively impact the marketability of the existing shares or our potential ability to raise capital. The Board of Directors further believed that the increase in the number of shares of common stock outstanding as a consequence of the reverse stock split would ultimately encourage greater interest in our common stock by the financial community and investing public. Accordingly, we believe that our company and our stockholders will realize benefits over time and suffer no long-term negative consequences as a result of the reverse split.

         As a result of the reverse stock split, the number of issued and outstanding shares of our common stock decreased from 182,825,805 shares to 36,565,164 shares, based upon the total number of issued and outstanding shares of common stock as of the record date on October 27, 2006 and decreased our total number of authorized shares of common stock from 500,000,000 to 100,000,000. Please note that the reverse stock split did not change a stockholder's proportionate equity interest in our company.

         As an additional result of the reverse stock split, our stated capital decreased from $18,283 to $3,657 on the effective date of the reverse stock split. Our stated capital consists of the aggregate number of our shares of common stock outstanding from time-to-time, multiplied by the par value of $0.0001 of the common stock.


LIQUIDITY AND CAPITAL RESOURCES
         The Company requires working capital principally to fund its current operations. There are no commitments from banks or other lending sources for lines of credit or similar short-term borrowing. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.
         The Company's business plan requires substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which the Company has no commitments. The Company intends to actively pursue other financing or funding opportunities.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the
Company:
DIRECTOR'S NAME    AGE    POSITION WITH COMPANY

Graeme Scott        44    President, Chief Executive Officer, Director

David Naylor        43    Secretary/Treasurer, Chief Financial Officer, Director

Victor Perkell      43    Director

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

OTHER DIRECTORS INCLUDE MR. VICTOR L. PERKELL, L.L.B. who has been a member of the bar since 1993 when he practiced as a sole practitioner and later founded the partnership of Bedford-Jones & Perkell in Toronto. An attorney in several high-profile cases with a commercial practice, he retired from private practice in the late 1990s to consult and manage various business interests in the Toronto area.

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

                         ITEM 10 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The table below summarizes all compensation due to our executive officers that has been accrued by the Company as of December 31, 2006. No other compensation has been paid to our executive officers.

----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------
      Name         Year    Salary     Bonus    Stock     Option     Non-      Change in      All      Total
      and                    ($)       ($)     Awards    Awards    Equity      Pension      Other      ($)
   Principal                                    ($)       ($)     Incentive   Value and    Compen-
    Position                                                        Plan      Nonquali-     sation
                                              (S8
                                               stock)              Compen-       fied        ($)
                                                                   sation      Deferred
                                                                     ($)      Compensa-
                                                                                 tion
                                                                               Earnings
                                                                                 ($)
      (a)          (b)        (C)        (d)      (e)       (f)        (g)         (h)         (i)       (j)
----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------
Graeme Scott        2006     60,000                            0          0             0         0    60,000
President, CEO      2005  60,000                                                                       60,000
& Director          2004  43,674                                                                       43,674

----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------
David Naylor        2006     30,000                            0          0             0         0    30,000
Chief Financial     2005  30,000                                                                       30,000
Officer &
Director            2004                                                                                    0
----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------

----------------- ---------- --------- --------- -------------- --------------- -------------- ---------
      Name          Fees      Stock     Option    Non-Equity      Change in       All other     Total
                                    Incentive
                   Earned     Awards    Awards       Plan          Pension      Compensation     ($)
                     or        ($)       ($)     Compensation     Value and          ($)
                   Paid in                            ($)        Nonqualified
                             (S8
                    Cash      Stock)                               Deferred
                     ($)                                         Compensation
                                                                   Earnings
      (a)            (b)        (C)        (d)          (e)            (f)             (g)         (h)
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------
Victor Perkell        4,800                                                                       4,800
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the 36,565,161 outstanding shares of common stock at December 31, 2006. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                  NAME AND ADDRESS               AMOUNT & NATURE            PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER            OF BENEFICIAL OWNER        OF CLASS

Common Stock      Graeme Scott                   5,166,667 shares            14.13%
                  24 Ternhill Crescent           President/CEO
                  Toronto, Ontario               Director
                  M3C 2E5


Common Stock      Victor Perkell                    360,000 shares             .98%
                  2788 Bathurst Street
                  Toronto, Ontario
                  M6B 3A3

Common Stock      Robert McIntosh                 2,400,000 shares            6.56%
                  #606 1414 Barclay St.
                  Vancouver, British Columbia
                  V6G 1J4

Common Stock      Projection Capital             16,445,594 shares           44.98%
                  Tortola, B.V.I.

Common Stock      Louvicourt                      5,273,900 shares           14.42%
                  Toronto, Ontario

COMMON STOCK      ALL EXECUTIVE OFFICERS AND      5,526,667 SHARES           15.11%
                  DIRECTORS AS A GROUP



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

1.     FINANCIAL STATEMENTS

                                                                                   PAGE
Report of Robison, Hill & Co., Independent Certified Public Accountants.............F-1
Balance Sheets
  December 31, 2006, and 2005.......................................................F-3
Statements of Operations
  For the Years Ended December 31, 2006 and 2005 And for the  Cumulative  Period
  from November 6, 2002 (inception)
  To December 31, 2006..............................................................F-4
Statement of Stockholders' Equity
  From November 6, 2002 (inception) to December 31, 2006............................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2006 and 2005 And for the  Cumulative  Period
  from November 6, 2002 (inception)
  To December 31, 2006 .............................................................F-9
Notes to Financial Statements.......................................................F-11

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


                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following table summarizes the fees billed to us by Robison, Hill & Company for professional services rendered for the year ended December 31, 2006 and 2005.

         --------------------------- ----------- ----------- --
                  Service               2006        2005
         --------------------------- ----------- ----------- --
         Audit Fees                   $14,485     $13,380
         Audit-Related Fees              -           -
         Tax Fees                       $250        $200
         All Other Fees                  -            -
         --------------------------- ----------- ----------- --
         Total                        $14,735     $13,580
         --------------------------- ----------- ----------- --

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

                              CALIBER ENERGY, INC.
                         (AN EXPLORATION STATE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS


                                                                                  Page
Independent Auditor's Report......................................................F-1

Balance Sheets
   December 31, 2006 and 2005.....................................................F-3

Statements of Operations
   For the Years Ended December 31, 2006 and 2005 And for the Cumulative  Period
   from November 6, 2002 (inception)
   To December 31, 2006...........................................................F-4

Statement of Stockholders' Equity
   From November 6, 2002 (inception) to December 31, 2006 ........................F-5

Statements of Cash Flows
   For the Years Ended December 31, 2006 and 2005 And for the Cumulative  Period
   from November 6, 2002 (inception)
   To December 31, 2006...........................................................F-9

Notes to the Financial Statements.................................................F-11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Caliber Energy, Inc.
(An Exploration State Company)

         We have audited the accompanying balance sheet of Caliber Energy, Inc. (an exploration state company) as of December 31, 2006 and 2005, and the related statements of operations and cash flows for the years ended December 31, 2006 and 2005, and the statement of stockholders' equity from November 6, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliber Energy, Inc. (an exploration state company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the statement of stockholders' equity from November 6, 2002 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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




                                                    /s/ Robison, Hill & Co
                                                    ----------------------------
                                                    Certified Public Accountants
Salt Lake City, Utah
February 26, 2007

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
ASSETS                                                                               2006               2005
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $            5,788  $               -
   Prepaid expenses                                                                        1,005              3,425
   Receivable from Oil & Gas Properties                                                        -             40,998
   Interest Receivable                                                                         -                993
   Notes Receivable                                                                            -             40,512
                                                                              ------------------  -----------------
     Total Current Assets                                                                  6,793             85,928
                                                                              ------------------  -----------------

     Total Assets                                                             $            6,793  $          85,928
                                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $           39,881  $         197,924
  Accrued liabilities & short term contract payable                                       36,599             52,756
  Accrued interest                                                                             -             20,334
                                                                              ------------------  -----------------
     Total Current Liabilities                                                            76,480            271,014
                                                                              ------------------  -----------------

Long-Term Liabilities
   Contract payable - the "Ritz Claim"                                                    15,000             15,000
   Convertible Debentures                                                                      -            463,453
                                                                              ------------------  -----------------
     Total Long-Term Liabilities                                                          15,000            478,453
                                                                              ------------------  -----------------

      Total Liabilities                                                                   91,480            749,467
                                                                              ------------------  -----------------

Stockholders' Equity
   Preferred stock, $.0001 par value, authorized 10,000,000
     shares, -0- issued                                                                        -                  -
   Common stock, $.0001 par value, authorized 500,000,000
     shares, 36,565,164 shares issued at December 31, 2006 and
     12,519,000 shares issued at December 31, 2005                                         3,657              1,252
   Stock to be issued                                                                          2                  2
   Additional paid-in capital                                                          1,310,491            591,511
   Deficit accumulated during development stage                                       (1,398,837)        (1,256,304)
                                                                              ------------------  -----------------

     Total Stockholders' Equity                                                          (84,687)          (663,539)
                                                                              ------------------  -----------------

     Total Liabilities and Stockholders' Equity                               $            6,793  $          85,928
                                                                              ==================  =================


   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                      Since
                                                                                                   November 6,
                                                                                                       2002
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                               2006                2005               Stage
                                                        ------------------  ------------------  ------------------
Revenue                                                 $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

Expenses
  Consulting                                                         9,000              36,000              71,000
  Officers Compensation                                             94,800              94,800             256,505
  General and Administrative                                        29,362              38,704             206,342
   Investor Relations                                                    -              60,000              60,000
  General Exploration                                                    -              12,095             334,763
                                                        ------------------  ------------------  ------------------
     Total Expenses                                                133,162             241,599             928,610
                                                        ------------------  ------------------  ------------------

Other Income ( Expense)
   Interest Income                                                     210                 993               1,203
   Interest Expense                                                 (9,581)           (460,190)           (471,430)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                   (9,371)           (459,197)           (470,227)
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $         (142,533) $         (700,796) $       (1,398,837)
                                                        ==================  ==================  ==================

Income (Loss) per Common Share                          $           (0.01)  $           (0.05)
                                                        ==================  ==================

Weighted Average Shares Outstanding                             25,694,974          14,079,343
                                                        ==================  ==================







   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2006


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                       From
                                                                                                                   November 6,
                                                                                   Common         Paid in              2002
                                                                                   Shares       Capital in         Inception of
                                                   Common Stock                     to be        Excess of         Development
                                      --------------------------------------
                                            Shares              Amount             Issued        Par Value            Stage
                                      ------------------  ------------------  ------------   -----------------  ------------------

November 6, 2002 - Inception                           -  $                -  $          -   $               -  $                -

December 2002 - Common stock
   issued for cash at $.005 per share          3,200,000                 320             -              15,680                   -

Common stock issued for services
   at $.003 per share                         24,000,000               2,400             -              99,600                   -

Net Income (Loss)                                      -                   -             -                   -            (145,920)
                                      ------------------  ------------------  ------------   -----------------  ------------------

Balance at December 31, 2002                  27,200,000               2,720             -             115,280            (145,920)

July 23, 2004 - 10:1 stock split             244,800,000              24,480             -             (24,480)                  -

June 26, 2006 - 5:1 reverse
   stock split                              (217,600,000)            (21,760)            -              21,760                   -
                                      ------------------  ------------------  ------------   -----------------  ------------------

Restated Balance at
   December 31, 2002                          54,400,000               5,440             -             112,560            (145,920)

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2006
                                   (continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                                                      From
                                                                                                                  November 6,
                                                                                 Common          Paid in              2002
                                                                                 Shares        Capital in         Inception of
                                                 Common Stock                     to be         Excess of         Development
                                    --------------------------------------
                                          Shares              Amount             Issued         Par Value            Stage
                                    ------------------  ------------------  -------------   -----------------  ------------------
March 2003 - Common stock
   issued for cash at $.25 per share           114,000  $               11  $           -   $          14,239  $                -

Net Income (Loss)                                    -                   -              -                   -              (7,879)
                                    ------------------  ------------------  -------------   -----------------  ------------------

Balance at December 31, 2003                54,514,000               5,451              -             126,799            (153,799)

April 2004 - Shares returned to
   treasury and canceled                   (36,000,000)             (3,600)             -               3,600                   -

July 2004 - 100,000 shares to be
   issued as part of Property Option
   Agreement at $.19 per share                       -                   -              2              18,998                   -

Net Income (Loss)                                    -                   -              -                   -            (401,709)
                                    ------------------  ------------------  -------------   -----------------  ------------------

Balance at December 31, 2004                18,514,000               1,851              2             149,397            (555,508)

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2006
                                   (continued)


                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                                                      From
                                                                                                                  November 6,
                                                                             Common              Paid in              2002
                                                                             Shares            Capital in         Inception of
                                             Common Stock                     to be             Excess of         Development
                                --------------------------------------
                                      Shares              Amount             Issued             Par Value            Stage
                                ------------------  ------------------  -----------------   -----------------  ------------------
March 2005 - Convertible debt
   issued - interest expense
   recognized on beneficial
   conversion                   $                -  $                -  $               -   $         383,610  $                -

April 2005 - Shares returned to
  treasury and canceled                 (5,995,000)               (599)                 -                 599                   -

June 2005 - Convertible debt
   issued - interest expense
   recognized on beneficial
   conversion                                    -                   -                  -              57,905                   -

Net Income (Loss)                                -                   -                  -                   -            (700,796)
                                ------------------  ------------------  -----------------   -----------------  ------------------

Balance at December 31, 2005            12,519,000               1,252                  2             591,511          (1,256,304)

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM NOVEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2006
                                   (continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                        From
                                                                                                                    November 6,
                                                                                  Common           Paid in              2002
                                                                                  Shares         Capital in         Inception of
                                                  Common Stock                     to be          Excess of         Development
                                     --------------------------------------
                                           Shares              Amount             Issued          Par Value            Stage
                                     ------------------  ------------------  --------------   -----------------  ------------------
June 2006 - Shares issued for
   convertible debt, accrued interest
   and accrued expenses                      24,046,164  $            2,405  $            -   $         718,980  $                -

Net Income (Loss)                                     -                   -               -                   -            (142,533)
                                     ------------------  ------------------  --------------   -----------------  ------------------
Balance December 31, 2006                    36,565,164  $            3,657  $            2   $       1,310,491  $       (1,398,837)
                                     ==================  ==================  ==============   =================  ==================










   The accompanying notes are an integral part of these financial statements.

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                                                        2002
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (142,533) $         (700,796) $       (1,398,837)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                          -                   -                 744
   Common stock issued for liabilities                              257,932                                 257,932
   Stock compensation                                                     -                   -             102,000
   Interest expense from beneficial conversion                            -             441,515             441,515
   Common stock to be issued for mineral rights                           -                   -              19,000
   Mineral rights expensed                                                -                   -              16,000
(Increase) decrease in prepaid expenses                               2,420              (3,425)             (1,005)
(Increase) decrease in receivables                                   40,998             (40,998)                  -
(Increase) decrease in interest receivable                              993                (993)                  -
Increase (decrease) in accrued interest                             (20,334)             18,675                   -
Increase (decrease) in accounts payable                            (158,043)              8,857              39,881
Increase (decrease) in accrued liabilities                          (16,157)            (44,974)             36,599
Increase (decrease) in contracts payable                                  -                   -              15,000
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                               (34,724)           (322,139)           (471,171)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design                                              -                   -                (744)
Cash paid for mineral rights                                              -                   -             (16,000)
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                                     -                   -             (16,744)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                      -             361,923             361,923
Proceeds from loans                                                       -                   -              78,695
Proceeds from shareholder loan                                            -                   -              22,835
Proceeds from repayment of loans receivable                          40,512                   -              40,512
Loans to related parties                                                  -             (40,512)            (40,512)
Proceeds on sale of common stock                                          -                   -              30,250
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                           40,512             321,411             493,703
                                                          -----------------  ------------------  ------------------

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    November 6,
                                                                                                        2002
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                             $           5,788  $             (728) $            5,788
Cash and Cash Equivalents at
   Beginning of the Period                                                -                 728                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $           5,788  $                   $            5,788
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During the quarter ended June 30, 2006, convertible debt of $463,453, accrued interest of $29,915, accounts payable of $158,217 and accrued expenses of $69,800 were converted into 24,046,164 shares of common stock.













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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is an exploration state company, and has incurred net losses of $142,533 for the year ended December 31, 2006, losses of $700,796 for the year ended December 31, 2005, and losses of $1,398,837 since inception. The Company has not realized economic production from its mineral properties as of December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock  Based  Compensation

         Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the years ended December 30, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at December 31, 2006 and 2005.

Fair Value of Financial Instruments

         The carrying value of the Company's  financial  instruments,  including accounts payable and accrued liabilities at December 31, 2006 and 2005 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 6 -  INCOME  TAXES

         As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $957,324 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                2006                2005
Net Operating Losses     $         143,599   $         122,219
Valuation Allowance               (143,599)           (122,219)
                         ------------------  ------------------
                         $               -   $               -
                         ==================  ==================

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -  INCOME  TAXES (continued)

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                     2006            2005
Provision (Benefit) at US Statutory Rate      $          21,380   $      38,892
Increase (Decrease) in Valuation Allowance              (21,380)        (38,892)
                                              ------------------  --------------
                                              $               -   $           -
                                              ==================  ==============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

         The contract payment schedule calls for $13,500 to be paid upon delivery of a summary geological report and transfer of property title. The $13,500 was paid per the contract. On February 28, 2003 a payment of $2,500 was made per contract schedule. Twelve months from the date of title registration, $2,500 becomes due with another $2,500 due twenty four months from such date. No later than thirty six months from the date of signature on the contract, the balance of payment is due for a total purchase price of $33,500. At December 31, 2006 and 2005, the amount due on this contract was $15,000 and $15,000, respectively.

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

         On April 8, 2004, 36,000,000 shares were returned to the treasury and canceled.

         On April 6, 2005, 5,995,000 shares of common stock were returned to the treasury and canceled.

         During the quarter ended June 30, 2006, convertible debt of $463,453, accrued interest of $29,915, accounts payable of $158,217 and accrued expenses of $69,800 were converted into 24,046,164 shares of common stock.

         On July 23, 2004, the Company did a 10 to 1 forward stock split of its issued and outstanding shares of common stock from 9,257,000 shares to 92,570,000 shares. On June 26, 2006, the Company did a 5 to 1 reverse stock split of its issued and outstanding shares of common stock from 182,825,805 shares to 36,565,164 shares. All references to common stock have been adjusted to reflect the stock splits.

Common Stock Subscribed and Issued for Cash

         During December, 2002, the Company undertook an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $16,000 in the issuance of 6,400,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

         During March 2003, the Company undertook a Regulation D Rule 506 private placement offering to raise $14,250 for the issuance of 114,000 shares of common stock for the purpose of mineral exploration. The Company's management considers this offering to be exempt under the Securities Act of 1933.

Common Stock to be Issued

         On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 20,000 shares of common stock upon the execution of the agreement. As of December 31, 2005, the Company had expensed $19,000 in exploration costs related to the 20,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of December 31, 2006, had not been issued.

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

         On July 26, 2004, the Company executed a Property Option Agreements with Louvicourt Gold Mines, Inc. ("Louvicourt") (see Note 3) to acquire a 75% interest in the Tudor Gold Property. The Company agreed to make the following cash and share option payments to Louvicourt:

1.       $55,000 upon the full execution of the Agreement.
2. $55,000 on or before one year from the date of full execution of this Agreement.
3. 20,000 shares of common stock upon full execution of this Agreement, and
4. 40,000 shares of common stock on or before one year from the date of full execution of this Agreement.

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

         As of December 31, 2006 the Company had paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 20,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of December 31, 2006, had not been issued.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -  COMMITMENTS  AND  CONTINGENCIES

         As of December 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

         The Company's "Ritz Claims" will revert back to the seller within no less than a 10 day period if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the contract.

         On June 1, 2004, the Company entered into a consulting agreement with Mr. Robert McIntosh. Mr. McIntosh will provide geological and administrative services to the Company for $3,000 per month. This agreement was cancelled as of March 31, 2006.

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

                              CALIBER ENERGY, INC.
                         (An Exploration State Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - CONVERTIBLE DEBENTURES (continued)

         The Company had received approximately $463,453 from the convertible debentures. In June 2006, the convertible debentures of $463,453 and accrued interest of $29,915 was converted common stock.

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

                             CALIBER ENERGY, INC.

Dated: March 30, 2007        By  /S/     Graeme Scott
                             --------------------------------
                             Graeme Scott
                             President, CEO and Director
                             (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2007.

Signatures                   Title

/S/     Graeme Scott
Graeme Scott
President, CEO and Director
(Principal Executive Officer)

/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)

/S/
Victor Perkell
Director