Form 10QSB
period 2007-03-31
Caliber Energy, Inc.
filed 2007-05-07
CIK 1230795

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE
ACT

For the transition period from_______ to _______

Commission file number 333-105008

Caliber Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0700927

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Boulevard #900, Beverly Hills, California 90212
(Address of principal executive offices)

(310) 300-4064
Issuer’s telephone number

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDING
DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2007 36,565,164

Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

PART I

Item 1. Financial Statements

CALIBER ENERGY, INC.
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$3,005	$5,788
Prepaid expenses	1,005	1,005

Total Assets	$4,010	$6,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$39,881	$39,881
Accrued liabilities & short term contract payable	60,299	36,599

Total Current Liabilities	100,180	76,480

Long-Term Liabilities
Contract payable - the "Ritz Claim"	15,000	15,000

Total Long-Term Liabilities	15,000	15,000

Total Liabilities	115,180	91,480

Stockholders' Equity
Preferred stock, $.0001 par value, authorized 10,000,000
shares, -0- issued	--	--
Common stock, $.0001 par value, authorized 500,000,000
shares, 36,565,164 issued at March 31, 2007 and
December 31, 2006	3,657	3,657
Stock to be issued	2	2
Additional paid-in capital	1,310,491	1,310,491
Deficit accumulated during exploration state	(1,425,320)	(1,398,837)

Total Stockholders' Equity	(111,170)	(84,687)

Total Liabilities and Stockholders' Equity	$4,010	$6,793

See accompanying notes.

CALIBER ENERGY, INC.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended March 31,		Accumulated Since November 21, 2002 Inception of Exploration
	2007	2006	State
Revenues	$--	$--	$--

Expenses
Consulting	--	9,000	71,000
Officers compensation	23,700	22,500	280,205
General and administrative	2,783	10,853	209,125
Investor relations	--	--	60,000
General exploration	--	--	334,763

Total Expenses	26,483	42,353	955,093

Other Income (Expense)
Interest Income	--	210	1,203
Interest Expense	--	(5,965)	(471,430)

Total Other Income (Expense)	--	(5,755)	(470,227)

Net Income (Loss)	$(26,483)	$(48,108)	$(1,425,320)

Weighted Average Shares	36,565,164	62,590,000

Loss per Common Share	$--	$--

See accompanying notes.

CALIBER ENERGY, INC.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the Three Months Ended March 31,		Deficit Accumulated Since November 6, 2002 Inception of Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(26,483)	$(48,108)	$(1,425,320)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and Amortization	--	--	744
Common stock issued for liabilities	--	--	257,932
Stock compensation	--	--	102,000
Interest expense from beneficial conversion	--	--	441,515
Common stock to be issued for mineral rights	--	--	19,000
Mineral rights expensed	--	--	16,000
(Increase) decrease in prepaid expenses	--	--	(1,005)
(Increase) decrease in receivables	--	40,998	--
(Increase) decrease in interest receivable	--	993	--
Increase (decrease) in accrued interest	--	5,965	--
Increase (decrease) in accounts payable	--	238	39,881
Increase (decrease) in accrued liabilities	23,700	27,600	60,299
Increase (decrease) in contracts payable	--	--	15,000

Net cash used in operating activities	(2,783)	27,686	(473,954)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for website design	--	--	(744)
Cash paid for mineral rights	--	--	(16,000)

Net cash used by investing activities	--	--	(16,744)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures	--	--	361,923
Proceeds from loans	--	--	78,695
Proceeds from shareholder loan	--	--	22,835
Loans to related parties	--	--	(40,512)
Proceeds from loans to related parties	--	40,512	40,512
Proceeds on sale of common stock	--	--	30,250

Net Cash Provided by Financing Activities	--	40,512	493,703

CALIBER ENERGY, INC.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited) For the Three Months Ended March 31,		Deficit Accumulated Since November 6, 2002 Inception of Development
	2007	2006	Stage
Net Increase (Decrease) in
Cash and Cash Equivalents	(2,783)	68,198	3,005
Cash and Cash Equivalents at
Beginning of the Period	5,788	--	--

Cash and Cash Equivalents at
End of the Period	$3,005	$68,198	$3,005

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

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

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

        This summary of accounting policies for Caliber Energy is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2007, and the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

        The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company is an exploration state company, and has incurred net losses of $26,483 for the three months ended March 31, 2007, losses of $142,533 for the year ended December 31, 2006, and losses of $1,425,320 since inception. The Company has not realized economic production from its mineral properties as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(continued)

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Operations

        The Company is an exploration state oil and gas company. The Company also has interests in mining and mineral properties. On November 21, 2002 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production.

        The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration state. For purposes of recording the Company’s mineral claims in Canada, the Company acquired New Heights Capital Corporation (a Canadian corporation) and transferred the claims listed in the following paragraph into the subsidiary in exchange for 100% of the subsidiary’s outstanding stock.

        On November 21, 2002, the Company acquired mineral claims (the “Ritz Claims”) located in the Lillooet Lake Region of Southwest British Columbia, Canada. The property consists of twenty unpatented two post mineral claims and one unpatented four post mineral claim representing forty units that have been staked and recorded in the Lillooet mining division. The Company has not commenced economic production and is therefore still considered to be in the exploration stage.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of Caliber Energy, Inc. and its subsidiary New Heights Capital Corporation. New Heights Capital Corporation was acquired by the Company on April 22, 2003.

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclamation and Environmental Costs

        Reclamation costs and related accruals are based on the Company’s interpretation of environmental and regulatory requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Reclamation, site restoration, and closure costs for each producing mine are accrued over the life of the mine using the units-of-production method. Ongoing reclamation activities are expensed in the period incurred.

Oil and Gas Properties

        The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and nonproductive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being Canada. To date the Company has not established any proven recoverable reserves on its properties.

        Depletion and depreciation of the capitalized costs are computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

        The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

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

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

        Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 30, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

Foreign Currency Translation and Transactions

        The Company’s functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

        Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at March 31 ,2007 and 2006.

Fair Value of Financial Instruments

        The carrying value of the Company’s financial instruments, including accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 3 — EXPLORATION STATE COMPANY/ GOING CONCERN

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

NOTE 4 — AFFILIATES AND RELATED PARTIES

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

(continued)

NOTE 4 — AFFILIATES AND RELATED PARTIES (continued)

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

NOTE 5 — NOTES PAYABLE

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

NOTE 6 — INCOME TAXES

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

	2006	2005
Net Operating Losses	$143,599	$122,219
Valuation Allowance	(143,599)	(122,219)

	$-	$-

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 6 — INCOME TAXES (continued)

        The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$21,380	$38,892
Increase (Decrease) in Valuation Allowance	(21,380)	(38,892)

	$-	$-

        The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 7 — LONG-TERM DEBT

        On November 21, 2002, the Company entered into an agreement with Mr. Garth Barton for the purchase of mining property, the “Ritz Claim”, located in the Lillooet Lake Region of Southwest British Columbia, Canada. The “Ritz Claim” is title to forty (40) mineral claim units that are unpatented. The total purchase price of the claim is $33,500 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. The property is subject to a royalty agreement.

        The contract payment schedule calls for $13,500 to be paid upon delivery of a summary geological report and transfer of property title. The $13,500 was paid per the contract. On February 28, 2003 a payment of $2,500 was made per contract schedule. Twelve months from the date of title registration, $2,500 becomes due with another $2,500 due twenty four months from such date. No later than thirty six months from the date of signature on the contract, the balance of payment is due for a total purchase price of $33,500. At March 31, 2007 and December 31, 2006, the amount due on this contract was $15,000 and $15,000, respectively.

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Stock

        The Company has authorized ten million (10,000,000) shares of preferred stock with a par value of $.0001, none of which have been issued.

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 8 — SHAREHOLDERS’ EQUITY (continued)

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

Common Stock Subscribed and Issued for Cash

        During December, 2002, the Company undertook an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $16,000 in the issuance of 6,400,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

        During March 2003, the Company undertook a Regulation D Rule 506 private placement offering to raise $14,250 for the issuance of 114,000 shares of common stock for the purpose of mineral exploration. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

Common Stock to be Issued

        On July 26, 2004, the Company entered into a property option agreement with Louvicourt Gold Mines, Inc. As part of this agreement, the Company was to issue 20,000 shares of common stock upon the execution of the agreement. As of December 31, 2005, the Company had expensed $19,000 in exploration costs related to the 20,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of March 31, 2007, had not been issued.

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9 — MINERAL RIGHTS

        On November 21, 2002, the Company entered into an agreement with Mr. Garth Barton for the purchase of mining property, the “Ritz Claim”, located in the Lillooet Lake Region of Southwest British Columbia, Canada. The “Ritz Claim” is title to forty (40) mineral claim units that are unpatented. The total purchase price of the claim is $33,500 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. Failure to pay the advance royalties will cause a reversion of the property within 10 days of such failure. The property is subject to a 2 1/2% Net Smelter Royalty (NSR) and a 7 1/2% Gross Rock Royalty (GRR). 1 1/2% of the NSR can be acquired for $1.0 million within 12 months from the commencement of commercial production. Mr. Barton is required to keep the claims in good standing for at least 18 months from the date of the agreement. In addition, Mr. Barton will provide geological consulting services for the claims and will maintain the claims in good standing for a period of 36 months with fees advanced by the Company prior to the anniversary dates from signature of the agreement. Said fees are to be deducted from the total cost. All costs related to this claim have been expensed in accordance with Generally Accepted Accounting Principals for the industry.

        On April 22, 2003, the Company acquired the outstanding common share (one common share) of New Heights Capital Corporation, an inactive Canadian corporation, for the purpose of recording the Company’s Canadian “Ritz Claim” in a Canadian corporation as required. The “Ritz Claim” was transferred to the subsidiary in exchange for the subsidiary’s outstanding common share of stock. New Heights Capital Corporation is a wholly owned Canadian subsidiary of the Company.

        On July 26, 2004, the Company executed a Property Option Agreements with Louvicourt Gold Mines, Inc. (“Louvicourt”) (see Note 3) to acquire a 75% interest in the Tudor Gold Property. The Company agreed to make the following cash and share option payments to Louvicourt:

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

NOTE 9 — MINERAL RIGHTS (continued)

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

        Provided the Company has made the option payments and advanced the exploration funds required for work programs costing a total of $750,000, the Company shall have earned an immediately vested 50% interest in the mineral claims. Provided the Company has made the option payments and advanced the exploration funds required for work programs costing a total of $1,250,000, the Company shall have earned an immediately vested additional 25% interest in the mineral claims, bringing the Company’s total interest in the mineral claims to 75%.

        As of December 31, 2004 the Company had paid Louvicourt a cash payment of $55,000 as part of this agreement. The $55,000 was expensed in 2004 as part of exploration costs. The Company has accrued $150,000 in accounts payable for the exploration funds due on July 31, 2004. This $150,000 was expensed in 2004 as part of exploration costs. The Company also expensed $19,000 in exploration costs in 2004 related to the 20,000 shares of common stock due upon execution of the agreement. The shares were valued at $.19 per share and as of March 31, 2007, had not been issued.

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

CALIBER ENERGY, INC.

(An Exploration State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

        As of March 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

        The Company’s “Ritz Claims” will revert back to the seller within no less than a 10 day period if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the contract.

        On June 1, 2004, the Company entered into a consulting agreement with Mr. Robert McIntosh. Mr. McIntosh will provide geological and administrative services to the Company for $3,000 per month. This agreement was canceled as of March 31, 2006.

        Pursuant to consulting agreements dated June 1, 2004, the Company agreed to pay $2,500 per month to the CFO and director of the Company and $5,000 per month to the President and director of the Company. Pursuant to a consulting agreement dated April 23, 2004, the Company agreed to pay $400 per month to a director.

        Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 11 — CONVERTIBLE DEBENTURES

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

(continued)

NOTE 11 — CONVERTIBLE DEBENTURES (continued)

        The Company had received approximately $463,453 from the convertible debentures. In June 2006, the convertible debentures of $463,453 and accrued interest of $29,915 was converted common stock.

NOTE 12 — OIL AND GAS PROPERTIES

        On March 28, 2005, the Company entered into an agreement with Salida Capital, Inc. (Salida) whereby the Company will be entitled to 49% of the benefits and interests earned by Salida, pursuant to an agreement between Salida and Vega Resources, Ltd. (Vega), on certain lands known as the Bolloque Prospect, located in the Province of Alberta. To earn the interest in the Bolloque Prospect, the Company shall be required to assume the obligations of Salida pursuant to Salida’s agreement with Vega, including the drilling of a test well, and the drilling of two additional option wells. If all three wells are not drilled and completed, or capped and abandoned, as the case may be, the Company will earn no interest in the Bolloque Prospect. During the year ended December 31, 2005, the Company paid $40,998 towards the drilling of wells. These costs had been capitalized. However, the Company was unable to advance the full funds for the Test-Well, and was in default pursuant to the original agreement. On August 26, 2005, the Company and Salida agreed that Salida would reimburse the Company the full amount of its investment in the Test-Well. In consideration for the advancement of funds paid, Salida will grant the Company a 10% carried interest in the section of lands earned by Salida under the Vega Participation Agreement by virtue of the completion of the Test-Well. At December 31, 2005, the capitalized cost of the investment in oil and gas properties of $40,998 has been reclassified as a receivable. On March 3, 2006, the Company received this payment from Salida.

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

Plan of Operations

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

        Caliber will join other partners that have acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies “unique bright spots” using its proprietary software to process certain aspects of the earth’s magnetic field data.

        Data is collected by a low flying aircraft equipped with specialized equipment and then analyzed by RAM software. These “unique bright spot” anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits. The RAM technology is an indirect hydrocarbon indicator independent of structure so it a good tool in areas where seismic is not. Since RAM data is collected from an aircraft, large acreage surveys can be acquired many times faster and many times less costly than traditional seismic. That makes RAM an ideal first reconnaissance tool. Several identified RAM anomalies interpreted within the survey area are believed to have hydrocarbon potential over multi-sections of lands that have never been tested with a drill bit. Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic. The magnetic survey and interpretation of the region is of excellent quality. Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000’ in depth in the Central Kansas Platform. Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well.

        The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country. There are many established oil fields within the boundaries of the survey area. The survey indicates “bright spots” that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests. When formalized, Caliber will join partners who are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field testing. The operator will then recommend leases for acquisition and the exploration program will commence.

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

        As a result of the reverse stock split, the number of issued and outstanding shares of our common stock decreased from 182,825,805 shares to 36,565,164 shares, based upon the total number of issued and outstanding shares of common stock as of the record date on October 27, 2006 and decreased our total number of authorized shares of common stock from 500,000,000 to

100,000,000.      Please note that the reverse stock split did not change a stockholder’s proportionate equity interest in our company.

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

        The Company’s business plan requires substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which the Company has no commitments. The Company intends to actively pursue other financing or funding opportunities.

Item 3. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

      (a) Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s President concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

      (b) Changes in Internal Controls

        Based on his evaluation as of March 31, 2007, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Title of Document

31.1 31.2 32.1 32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K filed.

      None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caliber Energy, Inc. (Registrant)

DATE: May 7, 2007

/S/ Graeme Scott
Graeme Scott President, CEO and Director (Principal Executive Officer)

/S/ David Naylor
David Naylor Treasurer, CFO and Director (Principal Financial Officer)